Form 10KSB40
period 1997-12-31
SURREY INC
filed 1998-03-31
CIK 1044847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to __________________

         Commission File No. 001-23407

                                  SURREY, INC.
                 (Name of Small Business Issuer in its charter)

            TEXAS                                                74-2138564
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              13110 TRAILS END ROAD
                              LEANDER, TEXAS 78641
              (Address and zip code of principal executive offices)

                                  512-267-7172
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, NO PAR VALUE ("COMMON STOCK")
              REDEEMABLE COMMON STOCK PURCHASE WARRANTS ("WARRANT")
     UNITS COMPRISED OF TWO SHARES OF COMMON STOCK AND ONE WARRANT ("UNIT")
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the year ended December 31, 1997: $9,185,000

Aggregate market value of Common Stock held by non-affiliates as of March 24, 1998: $4,583,250

Number of Shares of Common Stock outstanding as of the close of business on March 24, 1998: 2,472,727

                       DOCUMENTS INCORPORATED BY REFERENCE
            Portions of the registrant's definitive Proxy Statement for Annual Meeting of Shareholders, April 30, 1998 ("Proxy Statement") are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format:  Yes ___ No  X .

                                     PART I


ITEM 1.         DESCRIPTION OF BUSINESS

GENERAL

            Surrey, Inc. ("Surrey" or the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products. The Company has built four successful retail brands and a strong private label and contract manufacturing business for high-profile customers. Surrey uses a proprietary process for manufacturing poured bar soaps that allows the Company to produce unique and affordable original soap products in large quantities with consistent quality. Surrey also maintains a library of chemical formulations for producing purer, milder and harder glycerin soap bars primarily through the use of synthetic moisturizing ingredients rather than the use of tallow (i.e., animal fat). The Company has recently expanded into the crafts market, with its new soap-making kits, and has expanded its home fragrance products with the introduction of a full line of potpourri products. As part of its expansion plans, the Company is preparing to begin manufacturing of a line of high-end scented candles that will compliment its line of home fragrance products. The Company currently anticipates that it will begin manufacturing its line of high-end scented candles in the third quarter of 1998. In addition, the Company intends to begin manufacturing traditional soap in the third quarter of 1998. See also "Competition."

BACKGROUND

            Surrey was incorporated in 1981, as a Texas corporation. The Company was the successor to a venture begun in 1972 to market a brush, mug, and line of shaving soap for men. Management began working to perfect techniques for producing a milder bar soap for its shaving kits, and in 1979 began manufacturing its own soap products and expanding a new library of soap formulations. At this time, the Company discovered that specialty soaps were a lucrative niche market which it believed was too small to attract significant competition from the larger soap producers, like Dial, Unilever, Colgate-Palmolive and Procter & Gamble.

            During the eighties, management began developing a new generation of soap formulations and selling its products to drug store chains, supermarket chains, and discount/mass merchandisers across the country. Surrey found that the chemistry of most glycerin bar soaps made the soap soft and difficult to process. Surrey's newly formulated glycerin soaps were firmer, lasted longer, and could be used to create various unique shapes and formats, such as Surrey's original "soap suspended in soap" products.

            In the early nineties, Surrey entered the contract manufacturing business and began producing specialty soap products for a variety of premier brand consumer product companies and prestige accounts, including Elizabeth Arden, Walt Disney Co., Avon, Ann Taylor, Wal-Mart, and Walgreens. In 1990, the Company acquired the assets of Simmer Scents, a line of potpourri home fragrances and began moving into the major craft chains.

            In March 1987, the Company moved its operations to its current site in Leander, Texas, close to Austin, occupying an 18,000 square foot manufacturing plant. In 1992 the Company expanded its facilities by 10,000 square feet to meet the demand for its products. In October 1994 the Company again added 10,000 square feet, bringing the plant to 38,000 square feet. The Company is currently in the process of expanding its facility by adding approximately 39,100 square feet, which will bring the total size of its facilities to approximately 77,100 square feet.

PRODUCTS AND DISTRIBUTION

            Surrey's principal product line has traditionally been its high quality glycerin bar soaps, which it markets, both directly and through manufacturers' representatives, to a large variety of retail establishments, and which it manufactures, on a contract basis, for a variety of private-label customers. In addition, the Company now manufactures and markets a full line of potpourri products and Soap Making Kits and accessories. The Company's total sales and revenue mix for 1997 were approximately equally divided among: (a) contract manufacturing products, (b) potpourri and craft products and (c) retail soaps and shaving products.

            The Company has a wide variety of private label and contract manufacturing clients for which it makes specialty glycerin soap bars and other products. Many of the retail customers, such as Wal-Mart, K-Mart, Walgreens and Target, buy products designed, created and manufactured exclusively by Surrey's personnel. Contract manufacturing customers, such as Elizabeth Arden, Avon, Liz Claiborne and Walt Disney Co., work closely with the Company to create a product unique to that customer through the use of specialty designs, fragrances, labeling, colors and shapes. Surrey, through its proprietary processes, has been successful in creating unique shapes and designs, including its "soap in a soap," tailored specifically for certain customer requests.

            Surrey currently contracts with approximately 60 brokers and manufacturers' representatives who sell the Company's products on a commission basis to a variety of retail customers. All such brokers and manufacturers' representatives sell products for manufacturers other than the Company. Such products include both the Company's own branded products and private-label products manufactured for such retailers under their individual labels. The Company also produces, on a direct marketing basis, specialty products for a variety of contract manufacturing customers. Those products are sold through direct marketing efforts by the Company. The Company does not offer any products through a retail catalogue.

            Surrey markets its products under its own four premium in-house brand names:

            * THE HILL COUNTRY SOAP COMPANY(R) LINE           * THE PURE PLEASURE(TM) LINE
               *  glycerin specialty soap                        *  Soap Making Kits
               *  glycerin bars incorporating loofah,            *  boxed sets of glycerin soap bars
                     oil beads, oatmeal and buffs                *  antibacterial liquid glycerin soap
               *  cream soap bars
               *  specialty shape bars: cameos, hearts,
               *  roses, seashells                            * THE SIMMER SCENTS LINE
               *  shower gel, hand and body lotion
                                                                 *  potpourri bags
            * THE SURREY MEN'S LINE                              *  potpourri liquids
                                                                 *  oils
               *  shaving mug, brush and soap set                *  sachets

            In 1997, the Company expanded its product line with the introduction of its Soap Making Kits. Such kits are being sold both through craft stores (such as Michael's) and discount mass merchandisers (such as Wal-Mart and K-Mart). This product is expected to increase the Company's ability to market to craft stores, a market in which its Simmer Scents liquid potpourri line has already been introduced.

            In mid-1997 the Company also introduced a full line of potpourris intended to capitalize on the Company's experience with producing high quality fragrances and its line of liquid soaps.

            The Company is preparing to enter the candle market with a line of high-end scented candles that will compliment its line of home fragrance products. The Company currently anticipates that it will begin manufacturing its line of high-end scented candles in the third quarter of 1998. In addition, as part of its expansion, the Company expects to begin manufacturing a small amount of traditional bar soap as well as an additional line of liquid soap. The Company does not expect to make significant inroads into the traditional bar soap market; rather, the Company intends to meet the existing demand of its customers for traditional bar soap. The addition of a traditional line of bar soap will allow the Company to offer a more complete line of soap products including traditional soap products, liquid soap, and glycerin bar soap. See "Competition."

GROWTH STRATEGY

            The Company currently intends to significantly expand its business over the next several years by:

            *   doubling its manufacturing and production capabilities

            *   hiring additional professional sales personnel

            * continuing to diversify its product mix by promoting sales of its liquid soap, potpourri and craft products

            * developing new products for its retail market, including the development of a line of traditional soap, which will allow the Company to manufacture and sell most types of soap, and a line of high-end scented candles

            * increasing its direct marketing and sales efforts to attract new contract manufacturing customers

            * continuing to shift its marketing emphasis to its higher margin products

            In 1996, the Company began a shift in its sales strategy away from low-end volume discount accounts to concentrate on higher margin retail accounts and products and on contract manufacturing. The Company began to see the results of this strategy in 1997.

            The Company's current goal is to double its production over the next three to five years through a combination of expanded manufacturing and production capacity, use of additional professional full-time sales personnel, the addition of new products such as a line of high-end scented candles and a line of traditional bar soap and continued growth in promotion of its higher margin products. There can be no assurance, however, that the Company will be able to achieve this goal in such time frame, if at all.

            As part of its growth strategy, the Company hired a new national retail sales director in July 1997. The Company has hired a second sales director to concentrate on the craft and potpourri markets, where the Company's goal is to increase sales in the near term. The Company promoted a third person to handle contract manufacturing sales, which includes working with a customer to create and manufacture products according to a customer's design, fragrance, labeling, color and shape specifications. The Company also hired a design professional to assist in the marketing and design of products and packaging. The Company has entered into an agreement with two additional salespersons to sell its contract manufacturing products. In connection with its expansion, the Company expects that it will ultimately require additional employees at the manufacturing level.

            The Company is currently in the process of expanding its facility by adding approximately 39,100 square feet, which will bring the total size of its facilities to approximately 77,100 square feet. Approximately 18,100 square feet will be added to the Company's production and manufacturing facilities, approximately 14,900 square feet will be added to its warehousing and storage space, and approximately 6,100 will be added to its corporate office space. The Company, as part of its expansion, intends to add one soap making line dedicated to producing traditional soap, two poured soap lines dedicated to producing glycerin soaps (bringing the total number of poured soap lines to five), one high speed wrapping machine which will double the Company's wrapping capacity, and one candle making line. The Company currently expects that the expansion will be complete in July of 1998 and operational in the third quarter of 1998. See also "Competition" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

            While there is extensive competition in the bar soap manufacturing industry, the Company believes that it currently competes directly with only a small number of manufacturers in the specialty soap market, notably Neutrogena, Beiersdorf (Basis), and Johnson & Johnson (Purpose). In addition, many other companies manufacture and/or market a range of personal care products which compete with Surrey's soap and other products. These companies include, among others, Bath & Body Works, Twincraft Soap Company, Original Bradford Soap Works and Stahl Soap. See also "Proprietary Processes and Trademarks."

            As part of its expansion, the Company intends to begin manufacturing traditional bar soap in the third quarter of 1998. Within the traditional soap market, the Company will compete directly with many larger manufacturers, such as Procter & Gamble, Colgate-Palmolive, Unilever and Dial, which are much larger and have greater financial resources than the Company. The Company does not expect to make significant inroads into the traditional bar soap market; rather the Company intends to meet the existing demand of its customers for traditional soap. Currently, the Company contracts with a third party to fill its customers' demand for traditional soap.

         The Company currently believes that it will experience little competition from the large manufacturers of traditional bar soap in its specialty soap niche market due to the small relative size of the market and the larger relative cost to mass produce a high quality glycerin bar soap product. These larger manufacturers may, however, present more competition to the Company for its liquid soap products.

            The Company is in the process of adding a line of high-end scented candles to compliment its potpourri and craft products. These additions are intended to add variety to its product line. The candle industry is highly competitive and dominated by larger manufacturers, most of which have greater financial resources than the Company.

            The Company believes that currently it experiences the majority of its competition based on the variety of its product line, and to a lesser extent on price. The Company believes it is broadening its product line and its current and intended diversification into traditional bar soaps and liquid soaps, potpourris, high-end scented candles and crafts will be advantageous in its marketing and instrumental in helping it maintain a competitive position in its targeted markets. However, as the Company continues its diversification into other product lines, it may experience competition from other sources, as well as from foreign manufacturers.

SIGNIFICANT CUSTOMERS

            In 1996 and 1997, Wal-Mart accounted for approximately 21% and 34%, respectively, of the Company's net sales. Avon accounted for approximately 6% and 7% of sales in 1996 and 1997, respectively, and K-Mart, which was not a customer in 1996, accounted for approximately 5% of sales in 1997. No other customer accounted for more than 5% of sales in 1997. In 1998, Wal-Mart increased the amount of potpourri ordered from the Company. The Company anticipates that Wal-Mart will account for approximately 30% of sales in 1998. See also "Customer Contracts."

CUSTOMER CONTRACTS

            The Company's large retail customers, such as Wal-Mart, K-Mart and Walgreens, generally establish their product order plan-a-grams on a twelve-month cycle. Once such plan is in place it is often not reviewed for a year; however, only the first order under any such plan is guaranteed. The Company has no standing orders or long-term contracts with any of its retail customers. Any such customer can re-order at any time or cancel or replace the Company's product in its twelve-month plan at any time with no notice to the Company.

            Most of the Company's contract manufacturing customers, such as Elizabeth Arden, Avon and Walt Disney, order on a job-by-job basis only. Such orders are generally cancelable by the customer if not shipped within two weeks of the scheduled shipping date. Unless the Company is developing a new product for a contract manufacturing customer (which development period can take from months to years depending on the product and the customer), the Company typically ships products within 60 to 90 days after receiving a purchase order. Such period may be longer if special packaging or labeling is required by the customer. Individual contract manufacturing clients generally supply the Company with soap boxes and labeling; therefore, the Company is not required to carry such inventory on its balance sheet. In addition, many of the Company's contract manufacturing customers pay for the development and production of the die stock and molds and, therefore, own such molds and the formulas for their individual products.

            Because the Company generally does not have any standing orders or long-term contracts with its customers and orders are generally shipped within 60 to 90 days after receipt of purchase orders, the Company had no significant backlog in 1997.

PROPRIETARY PROCESSES AND TRADEMARKS

            The Company holds no patents on any of its equipment or processes and relies substantially on certain formulas and processes that are not patentable. In addition, much of the Company's proprietary information is the experience and knowledge of its employees, contractors and business partners. To protect these rights, the Company requires certain contractors, business partners and distributors to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure; however, the Company intends to defend its trademark and proprietary information as appropriate. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or proprietary information. The Company became aware in mid-1997 that a company which signed such a confidentiality agreement appears to be using certain trade secrets of the Company in violation of their agreement. No action is currently contemplated in relation to such violation. Because the Company is in a niche market, any significant volume from a competitor could reduce the Company's sales and revenue.

            The Company holds a registered trademark to use Floating Bath Pals(R) and Hill Country Soap Company(R) and has applied for a trademark to use Pure Pleasure(TM). Although Surrey believes its trademarks are important, it does not believe that its trademarks are material to its business.

RESEARCH AND DEVELOPMENT

            During fiscal years 1996 and 1997, the Company's principal research and development activities have been experimentation in the Company's laboratory by its own personnel and ideas brought to the Company by its customers. The Company has historically spent significantly less than 5% of its net sales on research and development. While research and development is important to the Company's ongoing business, and a significant portion of certain employees' time is committed to this area, the costs of research and development in the Company's product line is significantly less costly than for other types of manufacturing companies. While the Company intends to use a portion of the proceeds of its recent public offering for new product development, sales and marketing, the Company currently anticipates that the bulk of that amount will be spent on marketing and sales and a smaller portion on research and development.

SEASONALITY

            The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year, due primarily to the holiday retail season. Generally, customers place holiday purchase orders in early to mid summer for shipment around September and October. As a consequence, the Company generally begins increasing its temporary staff in July and August to accommodate such increased production volume. The Company operates its production facilities at full capacity, using two shifts, during the third and fourth quarters.

EMPLOYEES

            Surrey currently employs 72 full-time employees and has no part-time employees. The Company maintains two shifts of production personnel. In addition, the Company hires temporary full-time employees during its heaviest production periods generally in July through December or upon the receipt of a special order. The Company has 4 full-time employees in sales, marketing and design, 7 in administration and finance, 1 in research and development, 60 in production manufacturing, and 2 in shipping and handling. In connection with its expansion, the Company expects that it will ultimately require additional employees at the manufacturing level. The Company's employees are not represented by any collective bargaining organization. The Company believes that its relations with its employees are satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIALS

            Substantially all of the raw materials (predominantly glycerin and other chemicals) used by the Company to manufacture its products are of a generic nature and are available from several suppliers. To the best knowledge of the Company, none of the raw materials for its products is in short supply, and all are readily available from a variety of distributors. The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials of acceptable quality and at acceptable prices in the foreseeable future.


ITEM 2.         DESCRIPTION OF PROPERTY

            The Company owns the property and facilities that comprise its production plant and corporate headquarters. The property consists of approximately 12.50 acres in Travis County, Texas, approximately 22 miles northwest of Austin. All of the Company's operations are currently centered in one 38,000 square foot single store warehouse building which houses the offices, production facilities and warehouse and storage. Currently, the Company's corporate offices and research occupy approximately 3,000 square feet, the production and manufacturing facilities occupy approximately 7,800 square feet, and the remaining 27,200 square feet are dedicated to warehousing and storage.

            The Company is currently in the process of expanding its facility by adding approximately 39,100 square feet, which will bring the total size of its facilities to approximately 77,100 square feet. Approximately 18,100 square feet will be added to the Company's production and manufacturing facilities, approximately 14,900 square feet will be added to its warehousing and storage space, and approximately 6,100 will be added to its corporate office space.

            The Company has entered into a construction contract with Van and Van Austin of Austin, Texas to complete the expansion at a proposed cost of approximately $1,000,000. In addition, the Company is presently negotiating a new bank loan agreement pursuant to which the Company currently expects to finance such construction costs. The Company currently expects that the expansion will be complete in July of 1998 and operational in the third quarter of 1998. There can be no assurance that the expansion can be completed for the estimated amount or within the expected time frame. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            The Company's production and manufacturing equipment generally is leased under certain capital and equipment leases. The principal manufacturing equipment currently in use consists of three poured bar soap production line units, five liquid fill lines, and five packaging units. In addition, as part of its expansion, the Company has received a commitment letter from Key Corporate Capital, Inc. under which Key Corporate Capital, Inc. has committed to lease to the Company one traditional manufacturing soap line production unit and filler, two additional poured soap manufacturing line production units and fillers, a candle making unit, a high speed wrapping machine, which will double the current wrapping capacity, and a packing carton set-up machine. There can be no assurances that such lease will be signed or such equipment will be available to the Company on acceptable terms.

            The Company's existing and future plant and equipment are pledged to secure its outstanding bank loans. Management believes that the Company's properties are adequately covered by insurance.

ITEM 3.         LEGAL PROCEEDINGS

            The Company and its client Bath & Body Works are defendants in a lawsuit filed in the Los Angeles Superior Court on April 2, 1997. The plaintiff, Seretha F. Ebraham, claims, among other things, that a liquid potpourri product manufactured by the Company for Bath & Body Works failed to properly warn the plaintiff of the potential dangers of the product and that she sustained burns from the liquid potpourri as a result of such insufficient warning. The plaintiff seeks total damages of $5,250,000. The Company's products liability insurer at the time of the occurrence is defending the claim and the Company believes that such insurance is adequate to cover damages, if any, resulting from such lawsuit.

            Other than the above lawsuit, the Company is involved in legal proceedings arising in the normal course of its business, none of which is expected to result in any material loss to the Company.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

MARKET INFORMATION

            Surrey, Inc.'s Common Stock and Warrants are traded on the Nasdaq SmallCap Market under the symbol "SOAP" and "SOAPW," respectively. The Company's Units, which were comprised of two shares of Common Stock and one Warrant, began trading on the Nasdaq SmallCap Market under the symbol "SOAPU" on December 4, 1997. On January 8, 1998, the Units were delisted, at the Company's request, and the Units were separated into their component parts at such time.

            As of March 13, 1998, there were 2,472,727 outstanding shares and approximately 650 beneficial holders of the Common Stock, and 675,000 outstanding warrants to purchase Common Stock.

            The following table sets forth the high and the low prices for the Company's Common Stock, Warrants and Units for the fourth quarter 1997 as reported on the Nasdaq system. Prior to such time, the Company's Common Stock, Warrants or Units were not publicly traded on a national exchange or automated quotation system.

              Quarter Ended December 31, 1997(1)         High          Low
                                                         ----          ---
                         Unit                            8.625        8.00
                         Common Stock(2)                  N/A          N/A
                         Warrant(2)                       N/A          N/A

            -------------

            (1) Period from December 4, 1997 (the first day of trading after the effective date of Company's initial public offering) through December 31, 1997.

            (2) From December 4, 1997 through December 31, 1997, the Common Stock and the Warrants traded as part of the Units but did not trade separately. The Units were separated into their component parts, and the Common Stock and Warrants began separate trading on January 8, 1998. At such time, the Units were delisted at the request of the Company.

            The last sales price on March 24, 1998 was $3.375 per share for the Common Stock and $.6875 for the Warrant.

DIVIDEND POLICY

            The Company did not issue any dividends to stockholders during the fiscal year 1996 or 1997. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's bank loan restricts the payment of any dividends or purchase by the Company of any shares of Common Stock without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

            Effective September 3, 1997, the Company effected a 11.22727 for one stock split. The Company also granted options to purchase Common Stock under the 1997 Long-Term Incentive Plan and the 1997 Non-employee Directors' Stock Option Plan, effective upon the Company's initial public offering (the "Initial Public Offering"). See also "Item 10" and "Item 11."

            The Company recently completed the Initial Public Offering of 675,000 Units, including the over-allotment option, each Unit being comprised of two shares of Common Stock and one Warrant. Each Warrant is convertible into one share of Common Stock. The Initial Public Offering was effective on December 3, 1997 (Registration Number 333-35757). The Units were sold by Stuart, Coleman & Co., Inc. (the "Underwriter"), and began trading on the Nasdaq SmallCap Market on a when-issued basis on December 4, 1997.

            The Initial Public Offering terminated in January 1998. The Company registered 718,750 Units, including the over-allotment option, and the underlying 1,437,500 shares of Common Stock and 718,750 Warrants (and the shares of Common Stock underlying the Warrant). The Underwriter offered 625,000 Units to the public initially, with 93,750 Units being available for over allotments. The Underwriter sold an additional 50,000 Units bringing the total Units sold to the public to 675,000. The aggregate offering price of the Units sold to the public by the Underwriter was $5,484,375 or $8.125 per Unit.

            The Company (a) paid the Underwriter a nonaccountable expense allowance equal to 3% of the gross proceeds of the Initial Public Offering of the Units or $164,531.25; (b) sold to the Underwriter, at a price of $.0005 per warrant, warrants to purchase from the Company up to 62,500 Units at a price of $9.75 per Unit (the "Underwriter's Warrant"), which Warrant expires on or before December 2, 2002; (c) entered into a two-year financial consulting agreement with the Underwriter providing for compensation in the amount of $12,500 per year, which amounts were paid at the closing of the Initial Public Offering; (d) sold the Units to the Underwriter at a discount of $0.8125 per Unit (10%) or $548,437.50. None of the expenses listed above were paid directly or indirectly to directors (or their associates), officers (or their associates), 10% owners of any class of equity securities of the Company or affiliates of the Company. All payments listed above were made directly to the Underwriter.

            The net proceeds to the Company were approximately $4,185,000. The Company used (or will use, as the case may be) the net proceeds from the Initial Public Offering as set forth below. The Company used approximately $1,349,829 for repayment of indebtedness. In December 1997, the Company paid (a) to James
K. Olson $1,250,000 on the note issued to Mr. Olson in connection with the repurchase of his shares by the Company in August 1997 and (b) to James K. Olson $99,828.53 as principal and interest on a promissory note for borrowed money issued to Mr. Olson on March 11, 1996. See "Item 12. Certain Relationships and Related Transactions."

            Since the Initial Public Offering, the Company has paid sales, marketing and new product development fees equal to approximately $140,000. Expenses related to sales, marketing and new product development include the salary of a design professional to assist with product packaging, additional salary and commission related to hiring and promoting new personnel in the sales and marketing areas, and travel expenses and other expenses related to the Company's increased focus on the Japanese market.

            In connection with its expansion, the Company purchased two parcels of property, one in January 1998 which is approximately 2.25 acres, for $62,500, and one in March 1998, which is approximately 1.75 acres, for $150,000. Both parcels are adjacent to the Company's current property. Approximately $200,000 has been used for working capital and general corporate purposes to date.

            The Company initially anticipated using approximately $800,000 of the net proceeds of the Initial Public Offering for the expansion for the Company's plant, unless financing was available for the plant expansion. The Company also initially intended to use approximately $900,000 of the net proceeds of the Initial Public Offering for capital equipment leasing payments, unless revenues from operations were available to pay such capital lease payments.

            The Company has begun negotiations with a lender to finance substantially all of the costs relating to the Company's expansion of its plant, which the Company currently estimates at approximately $1,000,000; however, the Company is currently utilizing the net proceeds from its Initial Public Offering to fund the plant expansion. There can be no assurance that any funds will be available from the prospective lender, or available on terms acceptable to the Company. If such loan is not available or available on terms acceptable to the Company, the Company will use the net proceeds of the Initial Public Offering to finance the entire plant expansion. In addition, the Company has received a commitment letter from Key Corporate Capital, Inc. from which the Company intends to lease certain manufacturing equipment related to its expansion. The Company currently expects that it will be able to make payments due under such lease (and the bank loan when entered into) out of its operating revenues. As a result, the portion of net proceeds originally intended to finance the building expansion and make payments on the capital equipment lease may be available for general corporate purposes as deemed appropriate by the Board of Directors of the Company.

            The Company intends, from time to time, to evaluate possible acquisitions of or investments in business, products or technologies that are complementary to the current product lines of the Company. The portion of the net proceeds of the Initial Public Offering which are added to the Company's working capital and general corporate funds, as well as funds dedicated to new product development, together with other internally generated funds, may, if appropriate, be used for such purpose. No such transactions are planned or being negotiated as of the date hereof.

            Pending the use of the net proceeds from the Initial Public Offering, the Company has invested such net proceeds in short-term securities.

            The amounts actually expended over time for new product development and capital expenditures may vary significantly depending upon a variety of factors, including the ability of the Company to hire additional qualified personnel and the resources needed to attract and retain such personnel, new product opportunities that might become available, and the continued availability of the Company's line of credit. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated certain items in the Company's Statements of Operations expressed as a percentage of net sales for that period:

                                                                 Year Ended
                                                                December 31,
                                                                ------------

                                                             1997          1996
                                                             ----          ----

            Net Sales ....................................    100%         100%
            Costs of Goods Sold ..........................   74.3%        74.8%
            Gross Profit .................................   25.7%        25.2%
            Operating Expenses
               Sales and Marketing .......................    5.3%         6.9%
               General & Administrative ..................   13.3%        13.7%
               Interest Expense ..........................    3.0%         3.1%
            Net Income ...................................    2.5%          .9%

YEARS ENDED DECEMBER 31, 1997 AND 1996

            NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased significantly to $9,185,000 in 1997 from $7,336,000 in 1996, an increase of 25.2%. Such an increase is attributed primarily to the new marketing strategy begun in 1996 toward higher margin products and the Company's introduction of its Soap Making Kits. Substantial sales increases were recognized during 1997 as new accounts and product lines were added.

            GROSS PROFIT. Gross profit increased in 1997 to $2,362,000 from $1,851,000 for 1996. This is a 27.6% increase in 1997 over 1996. Gross profit margin also increased slightly from 25.2% in 1996 to 25.7% in 1997. The Company attributes the increase in gross profit and gross profit margin to its continuing strategy of changing its product mix toward higher margin products.

            OPERATING EXPENSES. Operating expenses increased in 1997 by 13.4%, but decreased as a percentage of net sales; $1,715,000 or 18.7% of net sales in 1997, as compared to $1,512,000 in 1996 or 20.6% of net sales in 1996. Operating expenses decreased as a percentage of net sales primarily due to aggressive Company cost controls. Sales and marketing expenses decreased slightly to $490,000 in 1997 from $507,000 in 1996. The decrease was due to a more focused and cost effective sales plan and the continuation of marketing plans begun in 1996 to achieve higher sales and profit margins at a lower cost per sales dollar. Operating expenses increased overall because of higher professional fees paid and an increase in compensation paid to officers and other employees.

            General and administrative expenses increased to $1,225,000 in 1997 from $1,005,000 in 1996, but decreased slightly as a percentage of net sales to 13.3% in 1997 from 13.7% in 1996. This slight decrease was primarily due to the increase in sales volume out pacing the increase in general and administrative expenses.

         INTEREST EXPENSES. Interest expense increased to $278,000 or 3.0 % of net sales in 1997 from $226,000 or 3.1% of net sales in 1996. The increase in interest expense is due primarily to the fact that substantial amounts remained outstanding under the Company's revolving loans with Norwest Bank Texas, South Central for most of 1997 to fund working capital. See Notes to Financial Statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995

            NET SALES. Net sales were $7,336,000 in 1996, as compared to $7,882,000 in 1995, a decrease of approximately 6.9%. This decrease in net sales was primarily due to a shift in the Company's sales strategy to move away from low-end volume discount accounts to concentrate on higher margin retail accounts and products and on contract manufacturing. This strategy involved repositioning certain segments of the Company's retail product line. Consequently, sales volume dropped temporarily as the Company's marketing focus shifted to more profitable product lines and accounts.

            GROSS PROFIT. Gross profit increased in 1996 to $1,851,000 compared with $1,811,000 in 1995. Gross profit margin increased to 25.2% in 1996 from 23.0% in 1995. This increase was primarily due to the beginning of a shift in sales to higher margin product lines as a result of the Company beginning its new marketing strategy.

            OPERATING EXPENSES. Total operating expenses decreased slightly to $1,512,000 in 1996 from $1,589,000 in 1995, a decrease of 4.8%, but increased as a percentage of net sales to 20.6% from 20.2%. This increase was due primarily to lower sales volume for 1996 as the Company refocused its marketing strategy in order to pursue more lucrative markets in 1996 and into 1997. Marketing expenses were essentially flat in 1996 at $507,000 (6.9% of net sales), compared to $513,000 (6.5% of net sales) in 1995 with the Company investing these marketing expenses in support of its new marketing strategy. The marketing of new products required relatively higher expenses. General and administrative expenses also decreased 6.6%, to $1,005,000 in 1996 from $1,076,000 in 1995; however, such expenses increased as a percentage of sales to 13.70% in 1996 from 13.65% in 1995. Company management was able to hold general and administrative expenses in 1996 to a level comparable to 1995.

            INTEREST EXPENSE. Interest expense for 1996 was $226,000 (3.1% of net sales) and remained fairly constant compared to $222,000 (2.8% of net sales) for 1995. The Company's outstanding debt increased by $386,000 in December 1996 for additional working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity have historically been cash flow from operations, bank borrowings, loans from related parties, and capital lease financing. In November of 1994, the Company entered into a loan agreement with Liberty National Bank of Austin, Texas, which was acquired by Norwest Bank Texas, South Central ("Norwest"), in the initial principal amount of $1,400,000, with an interest rate per annum equal to 1.75% over the prime lending rate for commercial banks, which interest rate is adjusted quarterly each January 1, April 1, July 1 and October 1. The loan amortizes over a twelve year period and is due November 2006. The outstanding balance of this loan as of December 31, 1997 was approximately $1,215,000 at an interest rate of 10.25%. The loan is partially guaranteed by the Small Business Association (the "SBA"). In addition, the loan is guaranteed by each of the current and former Chief Executive Officers of the Company (the "CEOs"). The loan is secured by a lien on the Company's plant, equipment and inventory, as well as accounts receivable, and the shares owned by John van der Hagen are pledged to secure his guaranty. Such security interest is subordinate to the security interest underlying the Company's two additional working capital loans described below. Among other requirements, the loan currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a debt to net worth ratio of less than 3.5:1; (b) a current ratio greater than 1.25:1; (c) a net worth of $1,000,000; and (d) a minimum debt service coverage ratio of 1.25:1 on a traditional cash flow basis. The loan limits the salaries of officers to $250,000 annually and limit the payment of certain bonuses without consent of the bank. The loan also limits annual capital expenditures to $100,000 without written approval of the lender. As of December 31, 1997, the Company made capital expenditures in excess of $100,000, there was a change in ownership of the Company, the Company entered into capital lease agreements which exceeded $50,000 in the aggregate, officer salaries exceeded $250,000 and the debt service coverage ratio was below the minimum of 1.25:1, all in violation of the Norwest loan, however, the lender has waived all such violations under the loan through January 1, 1999. The loan prohibits the Company from (a) making any dividends or distributions on its capital stock, or repurchasing or issuing any capital stock, without prior written consent and (b) from purchasing any fixed asset valued in excess of $50,000 without prior written consent. The Company has begun the process of refinancing the loans from Norwest as described below, but there can be no assurance that any prospective loans will be available or available on terms acceptable to the Company. See also Notes to Financial Statements.

            The Company also has outstanding two working capital loans with Norwest. One such loan, in the principal amount of $800,000, is due April 1998, and bears interest at a rate per annum equal to 1.5% over Norwest's Index Rate (as defined), which loan interest rate is currently 10.0%. The second such loan, in the principal amount of approximately $221,000, is due May 31, 1998 and bears interest at a rate per annum equal to 2% over the Index Rate, which loan interest rate is currently 10.5%. Both notes are secured, equally and on a senior basis to the Company's term loan, by all accounts receivable, inventory, furniture, fixtures and equipment, and are guaranteed by both the current and former CEOs of the Company.

            In March 1998, the Company began negotiations with a lender in relation to a proposed term loan in the amount of the lesser of 85% of the appraised value of the Company's property or $2,300,000 ("Term Loan") with a maturity of seven years and a revolving line of credit in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 (the "Line of Credit") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. The purposes of the Term Loan and the Line of Credit would be to refinance the loans from Norwest referenced above, to finance the expansion of the Company's plant, currently estimated at $1,000,000 and for general corporate purposes. There can be no assurance that the proposed loans from Chase will be available to the Company or available on terms acceptable to the Company.

            The interest on each of the Term Loan and the Line of Credit will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. The Company and the lender anticipate entering into a interest rate swap agreement with respect to the Term Loan.

            No definitive loan documents have been negotiated or signed with the prospective lender as of the date of this report, and no assurance can be given that such definitive loan documents can be successfully negotiated. There can be no assurance that any loan proceeds will be available from such lender, or available on terms and conditions acceptable to the Company.

            The Company believes that the net proceeds from the Initial Public Offering, together with its current cash balance, cash provided by future operations and its current or proposed bank loans will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months. Management expects that, in the future, cash in excess of current requirements will be invested in short-term interest bearing securities.

            The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. Total principal payments under such leases aggregated $99,000 for 1997. The leases currently in effect have maturity dates ranging through 2002. Such leases, some of which are personally guaranteed by the current and former CEOs of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease. Certain of the Company's lease terms ended at December 31, 1997, giving rise to an option to purchase such equipment for a nominal cash purchase price, which the Company exercised. The Company currently estimates that lease payments in relation to existing leases will total approximately $82,000 in 1998.

            The Company has received a commitment letter from Key Capital Corporation, Inc., in which Key Capital Corporation, Inc. committed to lease to the Company one traditional soap line, two poured soap lines, one high speed wrapping machine and one candle making line. Such lease, if signed, will be for a period of seven years. The Company expects to sign such lease in June of 1998; however, there can be no assurance that the lease will be signed on these or any terms. Annual payments under the proposed lease are expected to be approximately $168,000. The Company currently anticipates that it will pay such annual lease expense out of future operating revenues of the Company or, if required, proceeds of the Initial Public Offering.

            The Company does not anticipate that it will incur any material costs in addressing the Year 2000 issue.

FORWARD LOOKING INFORMATION

            Statements contained in this annual report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the Company's ability to successfully complete its expansion in a timely fashion, to efficiently manage and operate its facility as expanded, the Company's ability to successfully increase its marketing and sales efforts in order to take advantage of its increased production facilities, and continued receipt of large orders from the Company's significant customers identified in
Item 1 of this annual report. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if competed, that it will be successful in efficiently managing its growth in order to maximize potential production.


ITEM 7.         FINANCIAL STATEMENTS.

      The following financial statements are included on the pages indicated:

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Report of Independent Auditors.............................................  F-1

Balance Sheet as of December 31, 1997......................................  F-2

Statements of Operations for the years
ended December 31, 1996 and 1997...........................................  F-3

Statements of Shareholders' Equity for the
years ended December 31, 1996 and 1997.....................................  F-4

Statements of Cash Flows for the years
ended December 31, 1996 and 1997...........................................  F-5

Notes to Financial Statements..............................................  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            On December 2, 1996, the Company's Board of Directors approved the engagement of the independent certified public accounting firm of Ernst & Young LLP to audit the financial statements of the Company. Accordingly, the engagement of James M. Betty, Certified Public Accountants as of the Company's independent auditors was discontinued, and James M. Betty, Certified Public Accountants did not issue any reports upon which the Company has relied in either of the two most recent fiscal years.

            There were no disagreements between the Company and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. In addition, there were no disagreements between the Company and its former accountant James M. Betty, Certified Public Accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of James M. Betty, Certified Public Accountants, would have caused James M. Betty, Certified Public Accountants to make reference to the matter in their report.


                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Information regarding directors and executive officers of the company is set forth under "Information concerning Directors, Nominees and Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 30, 1998, and is incorporated herein by reference.


ITEM 10.        EXECUTIVE COMPENSATION.

            Information regarding executive compensation is set forth under "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held April 30, 1998, and is incorporated herein by reference.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held April 30, 1998, and is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information regarding certain relationships and related transactions is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for 1998 Annual Meeting of Shareholders to be held April 30, 1998, and is incorporated herein by reference.


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

Number           Description

 * 3.1          Articles of Incorporation, as amended to date
 * 3.2          Amended and Restated By-laws
 + 4.2          Form of Warrant Agreement and Warrant Certificate
o*10.1          1997 Long-Term Incentive Plan
o*10.2          1997 Non-Employee Directors' Stock Option Plan
 *10.3 (a)      SBA Authorization and Loan Agreement
 *10.3 (b)      Loan Agreement and Deed of Trust
 *10.3 (c)      SBA Note
 +10.3 (d)      Guaranty of James K. Olson
 +10.3 (e)      Guaranty of John van der Hagen
 *10.3 (f)      Security Agreement of Company
 +10.4 (a)      Revised  Promissory  Note of the Company to Norwest Bank Texas,
                South Central  ("Norwest")  in the principal  amount of
                $500,000, due March 1998
 *10.4 (b)      Commercial Guaranty of John van der Hagen
 *10.4 (c)      Commercial Guaranty of James K. Olson
 +10.4 (d)      Revised Commercial Security Agreement of Company
 +10.4 (e)      Revised Line of Credit Loan Agreement (Amendment to Loan)
 *10.5 (a)      Promissory Note of the Company to Norwest in the principal amount of $221,234.39, due May 1998
 *10.5 (b)      Commercial Guaranty of John van der Hagen
 *10.5 (c)      Commercial Guaranty of James Olson
 *10.5 (d)      Security Agreement
o+10.7          Employment Agreement, effective December 1997, between Surrey,
                Inc. and John van der Hagen
o+10.8          Employment Agreement, effective  December 1997, between Surrey,
                Inc. and Martin van der Hagen
 *10.9          Form of Consulting Agreement between the Company and Stuart,
                Coleman & Co., Inc.
 +  16          Letter from prior accountant to Company
    27          Financial Data Schedule

---------------------
      * incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997 (Reg. No. 333-35757).

      + incorporated by reference to the Company's Amendment No. 1 to the registration statement on Form SB-2 dated November 12, 1997 (Reg. No. 333-35757).

      o Items that are management contracts or compensation plans or arrangements required to be filed as an exhibit to this Form10-KSB and incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997.

(b)   REPORTS ON FORM 8-K.

      The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this report, 1997.

                                   SIGNATURES

            In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SURREY, INC.

Date:  March 27, 1998                    By  /s/ John B. van der Hagen
                                            ------------------------------------
                                             John B. van der Hagen
                                             Chief Executive Officer


            Pursuant to the requirements of the Exchange Act, this 10-KSB has been signed below by the following persons on behalf of the Issuer on March 27, 1998 in the capacities indicated.


  /s/ John B. van der Hagen               Chairman of the Board of Directors and
------------------------------------      Chief Executive Officer
John B. van der Hagen


  /s/ Martin van der Hagen                President and Director
------------------------------------
Martin van der Hagen


  /s/ Mary van der Hagen                  Secretary and Director
------------------------------------
Mary van der Hagen


  /s/ Bruce A. Masucci                    Director
------------------------------------
Bruce A. Masucci


  /s/ G. Thomas MacIntosh                 Director
------------------------------------
G. Thomas MacIntosh


  /s/ Mark J. van der Hagen               Vice President - Finance and Treasurer
------------------------------------
Mark J. van der Hagen

                         Report of Independent Auditors



Board of Directors and Shareholders
Surrey, Inc.


We have audited the accompanying balance sheet of Surrey, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surrey, Inc. at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP

Austin, Texas
February 16, 1998

                                  Surrey, Inc.

                                  Balance Sheet
                        (in thousands, except share data)

                                December 31, 1997

ASSETS
Current assets:
   Cash and cash equivalents                                              $ 3,066
   Accounts receivable, net of allowance for doubtful accounts of $27       1,427
   Inventories, net                                                         1,252
   Prepaid expenses and other current assets                                   39
   Deferred income taxes                                                       38
   Income taxes receivable                                                     42
                                                                          -------
Total current assets                                                        5,864

Property and equipment, net                                                 1,510
                                                                          =======
Total assets                                                              $ 7,374
                                                                          =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Trade accounts payable                                                 $   561
   Accrued expenses                                                           308
   Notes payable                                                              895
   Current maturities of long-term debt                                        96
   Current maturities of capital lease obligations                             66
                                                                          -------
Total current liabilities                                                   1,926

Long-term debt, less current maturities                                     1,153
Capital lease obligations, less current maturities                             85
Deferred income taxes                                                          49

Commitments and contingencies

Shareholders' equity:

   Common stock; no par value; 10,000,000 shares authorized; 2,472,727
     shares issued and outstanding                                          4,120
   Common stock warrants; 737,500 authorized; 675,000 issued and               65
     outstanding
   Retained deficit                                                           (24)
                                                                          -------
Total shareholders' equity                                                  4,161
                                                                          =======
Total liabilities and shareholders' equity                                $ 7,374
                                                                          =======

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            Statements of Operations
                      (in thousands, except per share data)


                                                 YEAR ENDED DECEMBER 31
                                                -------------------------
                                                   1996           1997
                                                ----------     ----------

Net sales                                       $    7,336     $    9,185
Cost of sales                                        5,485          6,823
                                                ----------     ----------
Gross profit                                         1,851          2,362

Operating expenses:
   Sales and marketing                                 507            490
   General and administrative                        1,005          1,225
                                                ----------     ----------
Total operating expenses                             1,512          1,715

Income from operations                                 339            647

Other:
   Interest expense                                   (226)          (278)
   Other income                                       --                6
                                                ----------     ----------
Income before income taxes                             113            375

Provision for income taxes                              47            147
                                                ----------     ----------

Net income                                      $       66     $      228
                                                ==========     ==========

Basic and diluted earnings per share            $     0.03     $     0.12
                                                ==========     ==========

Shares used in computing earnings per share:
   Basic                                             2,245          1,921
                                                ==========     ==========
   Diluted                                           2,245          1,921
                                                ==========     ==========

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                       Statements of Shareholders' Equity
                        (in thousands, except share data)

                                             COMMON STOCK                 COMMON STOCK WARRANTS
                                    -----------------------------     ----------------------------
                                                                                                       RETAINED            TOTAL
                                       SHARES                            WARRANTS                      EARNINGS        SHAREHOLDERS'
                                    OUTSTANDING         AMOUNT         OUTSTANDING       AMOUNT        (DEFICIT)           EQUITY
                                    ------------     ------------     ------------    ------------    ------------     ------------
Balance at December 31, 1995           2,245,454     $        393             --      $       --      $        539     $        932
      Net income                            --               --               --              --                66               66
                                    ------------     ------------     ------------    ------------    ------------     ------------

Balance at December 31, 1996           2,245,454              393             --              --               605              998

      Repurchase of common stock      (1,122,727)            (393)            --              --              (857)          (1,250)

      Issuance of common stock and
         warrants net of issuance
         costs of $1,300               1,350,000            4,120          675,000              65            --              4,185
      Net income                            --               --               --              --               228              228
                                    ------------     ------------     ------------    ------------    ------------     ------------

Balance at December 31, 1997           2,472,727     $      4,120          675,000    $         65    $        (24)    $      4,161
                                    ============     ============     ============    ============    ============     ============

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                                    1996           1997
                                                                 ----------     ----------
OPERATING ACTIVITIES
Net income                                                       $       66     $      228
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
      Depreciation                                                      210            236
      Changes in operating assets and liabilities:
         Accounts receivable                                           (184)          (115)
         Inventories                                                    183            (80)
         Prepaid expenses and other current assets                      (19)            (8)
         Deferred income taxes                                           (3)            15
         Trade accounts payable                                        (328)           (99)
         Accrued expenses                                               (38)           218
         Income taxes receivable/payable                                  6            (50)
                                                                 ----------     ----------
Net cash provided by (used in) operating activities                    (107)           345

INVESTING ACTIVITIES
Acquisition of property and equipment                                  (105)          (181)
                                                                 ----------     ----------
Net cash used in investing activities                                  (105)          (181)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                 500            713
Payment of notes payable                                               (246)        (1,797)
Proceeds from issuance of notes payable to shareholders                 200           --
Payment of notes payable to shareholders                                (19)          (182)
Proceeds from issuance of long-term debt                                 33           --
Payment of long-term debt                                               (82)           (77)
Principal payments on capital lease obligations                        (144)           (99)
Proceeds from issuance of Common Stock and Warrants, net               --            4,185
                                                                 ----------     ----------
Net cash provided by financing activities                               242          2,743

Net increase in cash                                                     30          2,907
Cash and cash equivalents, beginning of period                          129            159
                                                                 ----------     ----------
Cash and cash equivalents, end of period                         $      159     $    3,066
                                                                 ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                      $      226     $      278
   Income taxes                                                  $       45     $      185
Acquisition of property and equipment via issuance of capital    $       22     $       67
   leases
Repurchase of common stock via issuance of a note payable        $     --       $    1,250


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                         Notes to Financial Statements

                               December 31, 1997

1. THE COMPANY

Surrey, Inc. (the "Company") manufactures personal and home care products for major drug, grocery and discount retailers and distributes its products on a nationwide basis. The Company conducts its business within one industry segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOGNITION OF REVENUE

Revenue is recognized at the date of shipment. Provision is made for estimated product returns.

CASH AND CASH EQUIVALENTS

The Company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment includes amounts recorded under capital leases. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to forty years. Assets recorded under capital leases are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases and such amortization is included in depreciation expense.

Expenditures for major renewals and improvements are capitalized, while repairs and maintenance are charged to expense when incurred.

LONG-LIVED ASSETS

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Impairment losses are recognized when indicators of impairment are present and the estimated future undiscounted cash flows are not sufficient to recover the assets'

                                  Surrey, Inc.

                         Notes to Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying value or estimated fair value, less costs to sell. The effect of adopting this Statement was not material to the financial statements. At December 31, 1997 there were no events or circumstances which indicated that long-lived assets of the Company might be impaired.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ADVERTISING

The production cost of advertising is expensed as incurred. Advertising expense was $89,000 and $59,000 for the years ended December 31, 1996 and 1997, respectively.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

                                  Surrey, Inc.

                         Notes to Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, trade accounts payable and accrued expenses are stated at cost which approximates fair value due to the short-term maturity of these instruments. All significant debt instruments carry variable interest rates and their carrying value is considered to approximate fair value.

CONCENTRATION OF CREDIT RISK

The Company is engaged in the manufacturing and distribution of personal and home care products within the United States. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations within the United States and the major drug, grocery and discount retailer industry. Credit losses relating to such economic fluctuations have been within management's expectations.

3. INVENTORIES

The Company's inventories consist of the following at December 31, 1997 (in thousands):

Raw materials                     $  863
Work in progress                     159
Finished goods                       230
                              ---------------
                                  $1,252
                              ===============

                                  Surrey, Inc.

                         Notes to Financial Statements


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1997 (in thousands):

Equipment                                          $1,892
Building                                              899
Automobiles                                            94
Furniture and fixtures                                 34
Construction in process                                23
                                                ---------------
                                                    2,942
Accumulated depreciation and amortization          (1,499)
                                                ---------------
                                                    1,443
Land                                                   67
                                                ---------------
Property and equipment, net                        $1,510
                                                ===============

The Company is expanding their production facility and office space. The construction project is expected to be completed in the second quarter of 1998. Estimated cost to complete the construction as of December 31, 1997 is approximately $1 million.

5. NOTES PAYABLE

Notes payable consist of the following at December 31, 1997 (in thousands):

Borrowings under a $800,000 revolving line of credit, bearing interest at the bank's prime rate plus 1.5% (10% at
   December 31, 1997), with interest due monthly and all
   principal due in April 1998. The line is collateralized by accounts receivable, inventory and property and equipment,
   and is guaranteed by a shareholder of the Company.                 $700


Note payable to a bank, bearing interest at the bank's prime rate plus 2% (10.5% at December 31, 1997), due in monthly
   installments of $5,664 in principal and interest through
   May 1998, at which time all outstanding principal and
   interest are due. The note is collateralized by accounts
   receivable, inventory and property and equipment, and is
   guaranteed by a shareholder of the Company.                         195
                                                                 ---------------
                                                                      $895
                                                                 ===============

                                  Surrey, Inc.

                         Notes to Financial Statements


6. NOTES PAYABLE TO SHAREHOLDERS

In March 1996, the Company issued notes payable, bearing interest at 12% per annum, to shareholders of the Company totaling $200,000. The outstanding balance of $182,000 was paid in December 1997.

7. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 (in thousands):

Note payable to a bank, bearing interest at the bank's prime rate plus 1.75% (10.25% at December 31, 1997), due in monthly
   installments of $16,329 in principal and interest through
   November 2006, at which time all outstanding principal and interest is due. The note is collateralized by accounts
   receivable, inventory and property and equipment. The note is guaranteed by a shareholder of the Company and by the
   United States Small Business Administration.                       $1,215


Notes payable to various banks for automobiles, bearing interest at rates ranging from 7.75% to 8.75%, due in monthly
   installments of principal and interest of approximately
   $1,000, maturing at various dates through December 1999.
   The notes are collateralized by the automobiles financed by
   the notes.                                                             34
                                                                    ------------
                                                                       1,249
Less current maturities                                                  (96)
                                                                    ------------
Long-term debt, less current maturities                               $1,153
                                                                    ============

The note which is guaranteed by the United States Small Business Association contains restrictive covenants which limit the Company's capital expenditures and require the Company to maintain certain financial ratios. At December 31, 1997, the Company was in violation of the debt service coverage ratio. The Company has obtained a waiver from the lender for this violation through January 1, 1999. During 1997, the Company exceeded limits for capital expenditures, the incurrence of debt and officers' salaries; and, there was a change of ownership. The Company has obtained a waiver from the lender for these violations.

                                  Surrey, Inc.

                         Notes to Financial Statements


7. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows for the periods ending December 31 (in thousands):

                    1998                          $   96
                    1999                             104
                    2000                              96
                    2001                             106
                    2002                             117
                 Thereafter                          730
                                              ----------------
                    Total                         $1,249
                                              ================

8. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases. Commitments for minimum rentals under non-cancelable leases at the end of 1997 are as follows (in thousands):

                    1998                              82
                    1999                              65
                    2000                              16
                    2001                              10
                    2002                               5
                                              ----------------
Total minimum lease payments                         178
Less amount representing interest                    (27)
                                              ----------------
Present value of net minimum lease payments          151
Less current maturities                               66
                                              ----------------
                                                  $   85
                                              ================

Property and equipment at year-end include the following amounts for capitalized leases (in thousands):

Equipment                                           $277
Less accumulated amortization                       (111)
                                              ----------------
                                                    $166
                                              ================

                                  Surrey, Inc.

                         Notes to Financial Statements


9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows at December 31, 1997 (in thousands):

Deferred tax liabilities:
   Tax over book depreciation                            $(49)
                                                    ----------------
Total deferred tax liabilities                            (49)

Deferred tax assets:
   Allowance for doubtful accounts                         11
   Inventory                                               27
                                                    ----------------
Total deferred tax assets                                  38
Valuation allowance for deferred tax assets                 -
                                                    ----------------
Net deferred tax assets                                    38
                                                    ----------------
Net deferred tax assets (liabilities)                    $(11)
                                                    ================

Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 1996 and 1997 are as follows (in thousands):

                                   DECEMBER 31,
                         -------------------------------
                              1996             1997
                         --------------  ---------------

Current:
   Federal                    $47             $119
   State                        4               11
                         --------------  ---------------
Total current                  51              130

Deferred:
   Federal                     (3)              15
   State                       (1)               2
                         --------------  ---------------
Total deferred                 (4)              17
                         --------------  ---------------
                              $47             $147
                         ==============  ===============

                                  Surrey, Inc.

                         Notes to Financial Statements


9. INCOME TAXES (CONTINUED)

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is:

                                               DECEMBER 31,
                                       -----------------------------
                                            1996            1997
                                       -------------   -------------

Tax at federal statutory rate               34%             34%
State taxes (net of federal benefit)         4               3
Permanent items and other                    4               2
                                       -------------   -------------
                                            42%             39%
                                       =============   =============

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       1996            1997
                                                                 --------------- ---------------
Numerator:
   Net income                                                       $     66        $    228
                                                                 --------------- ---------------

   Numerator for basic and diluted earnings per share - income
      available to common stockholders                              $     66        $    228
                                                                 =============== ===============

Denominator:

   Denominator for basic earnings per share - weighted-
      average shares                                                   2,245           1,921
   Effect of dilutive securities:
      Employee stock options                                               -               -
      Non-employee directors' stock options                                -               -
                                                                 --------------- ---------------
   Dilutive potential common shares                                        -               -
                                                                 --------------- ---------------
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions                  2,245           1,921
                                                                 =============== ===============

Basic earnings per share                                            $   0.03        $   0.12
                                                                 =============== ===============

Diluted earnings per share                                          $   0.03        $   0.12
                                                                 =============== ===============

For additional disclosures regarding the stock options and warrants, see
Note 11.

                                  Surrey, Inc.

                         Notes to Financial Statements


10. EARNINGS PER SHARE (CONTINUED)

Options to purchase 50,000 shares of common stock at $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

11. SHAREHOLDERS' EQUITY

STOCK REPURCHASE

On August 15, 1997, the Company (Purchaser) and a shareholder (Seller) entered into a Stock Purchase Agreement, to purchase 50% of the then outstanding capital stock of the Company (1,122,727 shares) for $1,250,000. The purchase price was payable in the form of a non-interest bearing promissory note. The promissory note was paid in December 1997. The shares repurchased by the Company were canceled.

STOCK SPLIT

Effective September 3, 1997, the Shareholders and the Board of Directors approved a 11.22727-for-1 stock split of the then outstanding common stock. All share amounts presented in these financial statements have been restated to retroactively reflect the stock split.

INITIAL PUBLIC OFFERING

On December 3, 1997, the Company completed its initial public offering of 625,000 Units. Net proceeds to the Company from the offering and a 50,000 Unit over-allotment option exercised December 19, 1997 aggregated approximately $4,185,000.

WARRANTS

As of December 31, 1997, the Company had outstanding 675,000 warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $4.80 per share. The warrants, which expire on December 9, 2002, include a one year call protection which expires on December 3, 1998. After this date, the Company may call the warrants at a price of $0.01 per warrant at any time that the market value of the common stock exceeds $5.00

                                  Surrey, Inc.

                         Notes to Financial Statements


11. SHAREHOLDERS' EQUITY (CONTINUED)

per share for a period of twenty consecutive trading days. The warrants trade on the Nasdaq SmallCap Market.

Also outstanding as of December 31, 1997, were warrants in which the Underwriter of the Company's initial public offering could purchase from the Company an aggregate of 62,500 Units at $9.75 per Unit. The warrants expire on December 2, 2002.

STOCK OPTIONS

In September 1997, the Board of Directors adopted the Surrey, Inc. 1997 Long-Term Incentive Plan to provide for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards or any combination thereof to employees, under which 350,000 shares of common stock are reserved for issuance. The exercise price of each option shall equal the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to a person possessing 10% or more of the combined voting power of the Company as of the date of grant). The stock options generally vest over a four to five year period. The term of each option shall not exceed 10 years from the date of grant (five years in the case of options granted to a person possessing 10% or more of the combined voting power of the Company as of the date of grant).

Stock appreciation rights may be granted by themselves or in tandem with a stock option. Stock appreciation rights granted in tandem with an option shall become nonexercisable upon the exercise of the option and an option granted in tandem with stock appreciation rights shall become nonexercisable upon the exercise of the rights. The term of stock appreciation rights shall not exceed 10 years from the date of grant. No grants of stock appreciation rights had been made as of December 31, 1997.

Restricted stock shall be subject to a restricted period as determined by the Board of Directors. The Board of Directors may provide for the lapse of restrictions in installments, upon the occurrence of certain events, or upon other terms and conditions as the Board of Directors deems appropriate. No grants of restricted stock had been made as of December 31, 1997.

Performance awards shall be awarded to individuals specified by the Board of Directors based upon the achievement of long-term performance goals. The Board of Directors shall define performance objectives with a performance period of not less than five years, and establish a fixed or variable value for each performance award (which may be expressed in terms of specified dollar amounts or a specified number of shares) at the date of the award. Payments

                                  Surrey, Inc.

                         Notes to Financial Statements


11. SHAREHOLDERS' EQUITY (CONTINUED)

related to performance awards may be made in lump sum or in installments, and shall be subject to such vesting, deferral, or other terms and conditions as the Board of Directors may determine. No grants of performance awards had been made as of December 31, 1997.

In September 1997, the Board of Directors adopted the Surrey, Inc. 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 100,000 shares of common stock are reserved for issuance. This Directors' Plan allows for two types of stock option grants; an initial grant of 6,000 options effective on the Company's public offering, with options vesting one third upon the first anniversary of the grant date, and one third on each of the next two anniversaries of the grant date; and an annual grant of 2,000 shares upon reelection to the Board for a fourth or subsequent term, with options vesting immediately. The exercise price of each option shall equal the fair market value of the Company's common stock on the date of grant. All options expire ten years from the date of grant. The Company began issuing options in 1997.

A summary of the Company's stock option activity and related information follows:

                                                              WEIGHTED-AVERAGE
                                                  SHARES      EXERCISE PRICES
                                             ---------------- ---------------

Options outstanding December 31, 1996                  -          $   -
   Granted                                       305,500           4.07
   Exercised                                           -              -
   Canceled                                            -              -
                                             ---------------- ---------------
Options outstanding December 31, 1997            305,500          $4.07
                                             ================ ===============

The following is additional information relating to options outstanding at December 31, 1997:

Exercisable                                                        none
Range of exercise prices                                      $4.00 to $4.40
Weighted-average remaining contractual life of options at
  December 31, 1997                                             9.10 years

                                  Surrey, Inc.

                         Notes to Financial Statements


11. SHAREHOLDERS' EQUITY (CONTINUED)

The exercise price of some options differed from the market price of the stock on the grant date. The following is a summary of options granted during December 31, 1997:

                                              FAIR
                                              VALUE      EXERCISE PRICE
                                          -------------  --------------

Stock price equal to exercise price           $1.01          $4.00
Stock price less than exercise price          $0.73          $4.40

The Company has elected to account for its employee stock options under APB 25. As a result, pro forma information regarding net income and income per share is required by Statement of Financial Accounting Standards Board No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997: a risk-free interest rate of approximately 6%; a dividend yield of 0.0%; a weighted-average expected life of 5 years; and a volatility factor of the expected market price of the Company's common stock of 0.062.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1997 is as follows:

Pro forma net income                                        $223,000
Pro forma basic and diluted earnings per share                 $0.12

                                  Surrey, Inc.

                         Notes to Financial Statements


11. SHAREHOLDERS' EQUITY (CONTINUED)

SHARES RESERVED

Common stock reserved at December 31, 1997 consists of the following:

For exercise of stock options                    450,000
For exercise of common stock warrants            675,000
For exercise of Unit warrants                    187,500
                                            ----------------
                                               1,312,500
                                            ================

12. SALES TO MAJOR CUSTOMERS

For the years ended December 31, 1996 and 1997, sales to one customer amounted to approximately $1,615,000 and $3,158,000, respectively, representing 21% and 34% of net sales, respectively.

13. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

14. YEAR 2000 COMPLIANCE (UNAUDITED)

Many currently installed computer systems and software products are coded to accept only two-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be updated to comply with such "Year 2000" requirements. Significant uncertainty exists in the consulting and software development services industry concerning the potential effects associated with such compliance. Although the Company has not made a formal assessment of its internal and financial reporting systems, the systems used are vendor provided and the Company anticipates that the costs associated with upgrades or conversions will not be significant.