Form 10QSB
period 1998-03-31
SURREY INC
filed 1998-05-15
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                        COMMISSION FILE NUMBER: 001-23407

                                  SURREY, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                  74-2138564
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                              13110 Trails End Road
                              Leander, Texas 78641
                    (Address of principal executive offices)
                                 (512) 267-7172
              (Registrant's telephone number, including area code)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

      On May 1, 1998, the registrant had 2,472,727 outstanding shares of common stock, no par value.

      Transitional Small Business Disclosure Format (check one);
Yes ___   No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Statements of Operations for the Three Months Ended
            March 31, 1998 and March 31, 1997

            Balance Sheet as of March 31, 1998 and December 31, 1997

            Statements of Cash Flows for the Three Months Ended
            March 31, 1998 and March 31, 1997

            Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I: ITEM 1. FINANCIAL STATEMENTS


                                  Surrey, Inc.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1998             1997
                                                     -------          -------

Net sales                                            $ 1,902          $ 1,847
Cost of sales                                          1,365            1,408
                                                     -------          -------
Gross profit                                             537              439

Operating expenses:
   Sales and marketing                                   166              100
   General and administrative                            378              282
                                                     -------          -------
Total operating expenses                                 544              382

Income (loss) from operations                             (7)              57

Other:
   Interest expense                                      (32)             (55)
   Other income                                           25                2
                                                     -------          -------
Income (loss) before income taxes                        (14)               4

Income tax (benefit) provision                            (5)               1
                                                     -------          -------

Net income (loss)                                    $    (9)         $     3
                                                     =======          =======

Basic and diluted earnings per share                 $  0.00          $  0.00
                                                     =======          =======

Shares used in computing earnings per share:
   Basic                                               2,473            2,245
                                                     =======          =======
   Diluted                                             2,473            2,245
                                                     =======          =======

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         March 31,  December 31,
                                                           1998         1997
                                                         -------       -------
ASSETS
Current assets:
   Cash and cash equivalents                             $ 1,073       $ 3,066
   Accounts receivable                                     1,163         1,427
   Inventories, net                                        1,508         1,252
   Prepaid expenses and other current assets                 277            39
   Deferred income taxes                                      38            38
   Income taxes receivable                                    47            42
                                                         -------       -------
Total current assets                                       4,106         5,864

Property and equipment, net                                2,159         1,510
                                                         =======       =======
Total assets                                             $ 6,265       $ 7,374
                                                         =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                $   598       $   561
   Accrued expenses                                          106           308
   Notes payable                                            --             895
   Current maturities of long-term debt                       97            96
   Current maturities of capital lease obligations            67            66
                                                         -------       -------
Total current liabilities                                    868         1,926

Long-term debt, less current maturities                    1,135         1,153
Capital lease obligations, less current maturities            83            85
Deferred income taxes                                         49            49

Commitments and contingencies

Shareholders' equity:

   Common stock; no par value                              4,098         4,120
   Common stock warrants                                      65            65
   Retained deficit                                          (33)          (24)
                                                         -------       -------
Total shareholders' equity                                 4,130         4,161
                                                         =======       =======
Total liabilities and shareholders' equity               $ 6,265       $ 7,374
                                                         =======       =======


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                        1998             1997
                                                                      -------          -------
OPERATING ACTIVITIES
Net income (loss)                                                     $    (9)         $     3
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
      Depreciation                                                         61               52
      Changes in operating assets and liabilities:
         Accounts receivable                                              264              (60)
         Inventories                                                     (256)             (37)
         Prepaid expenses and other current assets                       (238)               2
         Trade accounts payable                                            37              227
         Accrued expenses                                                (202)             (15)
         Income taxes receivable/payable                                   (5)               1
                                                                      -------          -------
Net cash provided by (used in) operating activities                      (348)             173

INVESTING ACTIVITIES
Acquisition of property and equipment                                    (680)             (17)
                                                                      -------          -------
Net cash used in investing activities                                    (680)             (17)

FINANCING ACTIVITIES
Payment of notes payable                                                 (895)            (116)
Payment of notes payable to shareholders                                   --               (7)
Payment of long-term debt                                                 (28)             (21)
Principal payments on capital lease obligations                           (20)             (37)
Payment of deferred financing costs                                       (22)             (25)
                                                                      -------          -------
Net cash provided by financing activities                                (965)            (206)

Net increase (decrease) in cash                                        (1,993)             (50)
Cash and cash equivalents, beginning of period                          3,066              159
                                                                      -------          -------
Cash and cash equivalents, end of period                              $ 1,073          $   109
                                                                      =======          =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                           $    35          $    55
   Income taxes                                                       $    --          $    --
Acquisition of property and equipment via issuance of capital         $    22          $    17
   leases



SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                         Notes to Financial Statements

                               December 31, 1997

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

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

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                 Three months ended
                                                                       March 31
                                                                 ------------------
                                                                   1998       1997
                                                                 -------    -------
Numerator:

   Net income (loss)                                             $    (9)   $     3
                                                                 -------    -------

   Numerator for basic and diluted earnings per share - income
      available to common stockholders                           $    (9)   $     3
                                                                 =======    =======

Denominator:

   Denominator for basic earnings per share - weighted-
      average shares                                               2,473      2,245
                                                                 -------    -------
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions              2,473      2,245
                                                                 =======    =======

Basic earnings per share                                         $  0.00    $  0.00
                                                                 =======    =======

Diluted earnings per share                                       $  0.00    $  0.00
                                                                 =======    =======

Options to purchase 305,000 shares of common stock at $4.00 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

3. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

4. SUBSEQUENT EVENT

In April 1998, the Company entered into a loan agreement with a financial institution whereby the Company will have available an additional borrowing capacity of $3.3 million. The Company used $1.2 million of the available credit to refinance debt guaranteed by the United States Small Business Association. The remainder of the available credit will be used for plant construction and expansion. The related notes bear interest at either the financial institution's prime rate or a LIBOR based rate and mature in 2000 and 2005. The debt is collateralized by accounts receivable, inventory and property and equipment.

PART I: ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

      NET SALES. Net sales increased to $1,902,000 for the three months ended March 1998 from $1,847,000 for the three months ended March 1997, an increase of 3.0%. Such increase is attributed primarily to the increase in the Company's sales force from one individual to three full-time sales personnel. All three new hires occurred in the second half of 1997. Sales from these increased sales efforts began to be recognized in first quarter 1998. The Company currently expects that the trend in increased sales from its new sales staff should continue throughout 1998.

      GROSS PROFIT. Gross profit increased for the three months ended March 1998 to $537,000 from $439,000 for the comparable three month period in 1997. Gross profit margin for the same period increased significantly from 23.8% in 1997 to 28.2% in 1998. This increase in gross profit margin is attributable to the Company's continued focus on selling higher margin products. This strategy is expected to continue for 1998 as the new high-end candle products come on line and the Company continues to focus on high-end contract manufacturing products.

      OPERATING EXPENSES. Operating expenses increased significantly in the first three months of 1998 by 42.4%, and also increased as a percentage of net sales; $544,000 (or 28.6% of net sales) in 1998, as compared to $382,000 (or 20.7% of net sales) in 1997. Operating expenses increased due to a number of factors: first, as a result of the Company's increased obligations as a publicly reporting company and in connection with its first annual meeting of public shareholders, the Company's legal and professional expenses increased by $65,000; second, salaries and related payroll taxes increased by $75,000 due to the hiring of three full time sales personnel, a graphic designer and an administrative assistant These fixed expenses are expected to decline as a percentage of sales due to expected sales increases in the latter half of 1998 due to selling efforts by the Company's new hires.

      INTEREST EXPENSE. Interest expense of $32,000 (1.7% of net sales) in March 1998 fell significantly as compared to $55,000 (3.0% of net sales) in March 1997. This decrease was primarily due to the payoff of all of the Company's short term borrowings for working capital purposes in January 1998. For the comparable period in 1997, these short term loans were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity, other than proceeds of the Company's 1997 initial public offering ("IPO"), are cash flow from operations, bank borrowings, and capital lease financing. In April of 1998, the Company entered into a loan agreement with Chase Bank of Texas, National Association ("Lender") to provide (a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. As of May 8, 1998, approximately $1.7 million has been drawn under the term Loan and no draws had been made under the Revolving Note.

      The interest on each of the Term Loan and the Revolving Note will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. Currently, the Company has elected to pay interest at the LIBOR Rate. The current rate of interest on the loans is equal to 7.84%. The Company and Lender have also agreed to enter into an interest rate risk management program for the Term Loan, pursuant to which the Company and Lender will enter into one or more ISDA Agreements (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment and inventory, as well as accounts receivable.

      Interest on each of the Revolving Note and Term Loan is payable monthly. The Company is required to prepay the Revolving Note and maintain a zero balance for thirty consecutive days during each year the Revolving Note is outstanding. Principal on the Term Loan is due and payable in monthly installments beginning January 8, 1999 of approximately $9,500 per month on or prior to April 2001, and approximately $12,700 per month thereafter. Additional interest of $8,625 was deemed accrued on the date of the Term Loan and is payable on demand.

      Among other requirements, the loan agreement currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than 1.50 to 1.00; and (c) a fixed charge coverage ratio of not less than 1.20 to 1.00. The loan agreement also limits capital expenditures (other than approved leases) to $100,000. The loan agreement restricts the Company from making any dividends or distributions on its capital stock, or repurchasing or issuing any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), or paying any bonus or other non-salary compensation, without prior written consent of Lender.

      The Company used approximately $1,198,000 of the loan proceeds to repay its outstanding loans to Norwest Bank of Texas and anticipates using approximately $1,102,000 to finance the expansion of its plant and facility. Disbursement of construction funds are subject to (a) compliance by the Company and its contractor within the terms of the agreements with the Lender and (b) the Lender receiving an appraisal of the property as improved, of approximately $2,700,000. The Company currently anticipates that it will make periodic payments on such loans out of future operating revenues of the Company or, if required, proceeds of the IPO. See also Part II, Item 2.

      The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. Annual payments at March 31, 1998, aggregated $82,000 under short term capital leases and $96,000 under long term capital leases. The leases currently in effect have maturity dates ranging through 2002. Such leases, some of which are personally guaranteed by the current and former CEOs of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

      The Company has received a commitment letter from Key Capital Corporation, Inc., in which Key Capital Corporation, Inc. committed to enter into an operating equipment lease with the Company for one traditional soap line, two poured soap lines, one high speed wrapping machine and one candle making line. Such lease, if signed, will be for a period of seven years. The Company expects to sign such lease in June of 1998; however, there can be no assurance that the lease will be signed on these or any terms. The Company's bank loan restricts the aggregate amount allowable under this Agreement to $1,500,000. Annual payments under the proposed lease are expected to be approximately $168,000. The Company currently anticipates that it will pay such annual lease expense out of future operating revenues of the Company or, if required, proceeds of the IPO.

      The Company believes that the net proceeds from the IPO, together with its current cash balance, cash provided by future operations and its current bank loans will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months. Management expects that, in the future, cash in excess of current requirements will be invested in short-term interest bearing securities. See also Part II, Item 2.

FORWARD LOOKING INFORMATION

      Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the Company's ability to successfully complete its expansion in a timely fashion, to efficiently manage and operate its facility as expanded, the Company's ability to successfully increase its marketing and sales efforts in order to take advantage of its increased production facilities, and continued receipt of large orders from the Company's significant customers. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if competed, that it will be successful in efficiently managing its growth in order to maximize potential production.


PART II:  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

      The Company and its client Bath & Body Works are defendants in a lawsuit filed in the Los Angeles Superior Court on April 2, 1997. The plaintiff, Seretha
F. Ebraham, claimed, among other things, that a liquid potpourri product manufactured by the Company for Bath & Body Works failed to properly warn the plaintiff of the potential dangers of the product and that she sustained burns from the liquid potpourri as a result of such insufficient warning. The plaintiff seeks total damages of $5,250,000. The Company's products liability insurer at the time of the occurrence is defending the claim and the Company currently believes that such insurance is adequate to cover damages, if any, resulting from such lawsuit. A jury trial has been set for August 25, 1998.

      Other than the above lawsuit, the Company is involved in legal proceedings arising in the normal course of its business, none of which is expected to result in any material loss to the Company.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company undertook an initial public offering ("IPO") in December 1997 (Registration Number 333-35757). The Company issued an aggregate of 675,000 Units, each Unit being comprised of two shares of Common Stock and one Warrant. Each Warrant is convertible into one share of Common Stock. The Units were sold by Stuart, Coleman & Co., Inc. (the "Underwriter"). The Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols SOAP and SOAPW, respectively. The aggregate offering price of the Units sold to the public by the Underwriter was $5,484,375 or $8.125 per Unit.

      The Company initially anticipated using approximately $800,000 of the net proceeds of the IPO for the expansion for the Company's plant, unless financing was available for the plant expansion. The Company currently anticipates that the total cost of the expansion will be approximately $1,100,000. The Company entered into a construction agreement with Bruce Van Waes d/b/a Van & Van Austin to construct the planned additional 39,102 square foot addition at an estimated cost of approximately $940,000.

      In April 1998, the Company entered into a new bank loan with Chase Bank of Texas, National Association to refinance all of its then current bank debt and to finance substantially all of the costs relating to the Company's expansion of its plant. Therefore, the portion of the IPO proceeds to be made available for the expansion of the facility are now available to the Company for working capital, as set forth in the Company's registration statement and Annual Report on Form 10-KSB.

      The Company also initially intended to use approximately $900,000 of the net proceeds of the IPO for capital equipment leasing payments, unless revenues from operations were available to pay such capital lease payments. As of March 31, 1998, the Company had expended approximately $300,000 of the IPO proceeds for downpayments on such leases. The Company has received a commitment letter from Key Corporate Capital, Inc. to enter into an operating equipment lease with the Company to provide certain manufacturing equipment related to its expansion. The proceeds of such operating equipment lease will be available to repay such downpayment amounts. The Company currently expects that it will be able to make payments due under such lease and its loans with Chase Bank out of its operating revenues. As a result, the portion of net proceeds originally intended to make payments on the capital equipment lease may also be available for general corporate purposes as deemed appropriate by the Board of Directors of the Company. See also Part I, Item 2. Liquidity and Capital Resources.

      Since the IPO, the Company used approximately $260,000 of the net proceeds of the IPO to pay sales, marketing and new product development fees. Expenses related to sales, marketing and new product development include the salary of a design professional to assist with product packaging, additional salary and commission related to hiring and promoting new personnel in the sales and marketing areas, and travel expenses and other expenses related to the Company's increased focus on the Japanese market.

      The amounts actually expended over time for new product development and capital expenditures may vary significantly depending upon a variety of factors, including the ability of the Company to hire additional qualified personnel and the resources needed to attract and retain such personnel, new product opportunities that might become available, and the continued availability of the Company's line of credit. See Part I, Item 2. Management's Discussion and Analysis or Plan of Operations.

      The Company intends, from time to time, to evaluate possible acquisitions of or investments in business, products or technologies that are complementary to the current product lines of the Company. The portion of the net proceeds of the IPO which are added to the Company's working capital and general corporate funds, as well as funds dedicated to new product development, together with other internally generated funds, may, if appropriate, be used for such purpose; however, such acquisitions may be subject to approval by the Company's Lender. No such transactions are planned or being negotiated as of the date hereof.

      Pending the use of the net proceeds from the IPO, the Company has invested such net proceeds in short-term securities.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES  -  None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

ITEM 5    OTHER INFORMATION  -  None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 10.3(a)   Loan Agreement, April 8, 1998, between Company and
                              Chase Bank of Texas, National Association
                              ("Lender").

            Exhibit 10.3(b) Construction Loan Agreement, April 8, 1998, between Company and Lender.

            Exhibit 10.4 Security Agreement between Company and Lender securing all obligations of the Company to Lender under the Loan Agreement.

            Exhibit 10.5 Promissory Note, in the face amount of $2,300,000.00, due to Lender April 8, 2005
                              ("Term Loan").

            Exhibit 10.6 Promissory Note, in the face amount of $1,000,000.00, due to Lender April 8, 2000
                              ("Revolving Note").


      (b) The Company filed no Reports on Form 8-K during the reporting period.

SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SURREY, INC.
                                        (Registrant)



Date:  May 14, 1998                     By: /s/MARTIN VAN DER HAGEN
                                            ------------------------------------
                                                Martin van der Hagen
                                                President


                                        By: /s/ MARK VAN DER HAGEN
                                            ------------------------------------
                                                Mark van der Hagen
                                                Chief Financial Officer