Form 10QSB
period 1998-06-30
SURREY INC
filed 1998-08-14
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended June 30, 1998

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         On August 10, 1998, the registrant had 2,472,727 outstanding shares of common stock, no par value.

         Transitional Small Business Disclosure Format (check one);
Yes ___ No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                  Statements of Operations for the Three Months and Six Months Ended June 30, 1998 and 1997

                  Balance Sheets as of  June 30, 1998 and December 31, 1997

                  Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

                  Notes to Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I:  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                                  Surrey, Inc.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                                -------------------------------------------
                                                  1998        1997        1998        1997
                                                -------------------------------------------
Net sales                                       $ 1,917     $ 1,877     $ 3,819     $ 3,724
Cost of sales                                     1,399       1,412       2,764       2,820
                                                -------------------------------------------

Gross profit                                        518         465       1,055         904

Operating expenses:
     Sales and marketing                            178          56         344         156
     General and administrative                     519         258         897         540
                                                -------------------------------------------

Total operating expenses                            697         314       1,241         696

Income (loss) from operations                      (179)        151        (186)        208

Other:
     Interest expense                               (52)        (47)        (84)       (102)
     Other income                                    13          (2)         38        --
                                                -------------------------------------------

Income (loss) before income taxes                  (218)        102        (232)        106

Income tax (benefit) provision                      (74)         41         (79)         42
                                                -------------------------------------------

Net income (loss)                               $  (144)    $    61     $  (153)    $    64
                                                ===========================================

Basic and diluted earnings (loss) per share     $ (0.06)    $  0.03     $ (0.06)    $  0.03
                                                ===========================================

Shares used in computing basic and
     diluted earnings (loss) per share:           2,473       2,245       2,473       2,245
                                                ===========================================


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                               June 30,     December 31,
                                                                 1998          1997
                                                               -------       -------
ASSETS
Current assets:
    Cash and cash equivalents                                  $   658       $ 3,066
    Accounts receivable, net                                     1,071         1,427
    Inventories, net                                             1,929         1,252
    Prepaid expenses and other current assets                      435            39
    Deferred income taxes                                           38            38
    Income taxes receivable                                        121            42
                                                               -------       -------

Total current assets                                             4,252         5,864

Property and equipment, net                                      2,627         1,510
                                                               =======       =======

Total assets                                                   $ 6,879       $ 7,374
                                                               =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                     $   667       $   561
    Accrued expenses                                                72           308
    Notes payable                                                 --             895
    Current maturities of long-term debt                           141            96
    Current maturities of capital lease obligations                 63            66
                                                               -------       -------

Total current liabilities                                          943         1,926

Long-term debt, less current maturities                          1,833         1,153
Capital lease obligations, less current maturities                  68            85
Deferred income taxes                                               49            49

Commitments and contingencies

Shareholders' equity:
    Common stock; no par value                                   4,098         4,120
    Common stock warrants                                           65            65
    Retained deficit                                              (177)          (24)
                                                               -------       -------

Total shareholders' equity                                       3,986         4,161
                                                               =======       =======

Total liabilities and shareholders' equity                     $ 6,879       $ 7,374
                                                               =======       =======


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Six Months Ended
                                                                             June 30,           June 30,
                                                                               1998               1997
                                                                        ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                           $   (153)          $     64
Adjustments to reconcile net income (loss) to net cash
  provided by (used in)
    operating activities:
       Depreciation                                                              143                118
       Changes in operating assets and liabilities:
          Accounts receivable                                                    356               (104)
          Inventories                                                           (677)              (258)
          Prepaid expenses and other current assets                             (396)                 1
          Deferred income taxes                                                    -                  7
          Trade accounts payable                                                 106                430
          Accrued expenses                                                      (236)                 3
          Income taxes receivable/payable                                        (79)                35
                                                                        ------------------------------------

Net cash provided by (used in) operating activities                             (936)               296


INVESTING ACTIVITIES
Acquisition of property and equipment                                         (1,230)              (110)
                                                                        ------------------------------------

Net cash used in investing activities                                         (1,230)              (110)


FINANCING ACTIVITIES
Payment of notes payable                                                        (895)              (121)
Payment of notes payable to shareholders                                           -                 (7)
Proceeds from issuance of long-term debt                                       1,939                  -
Payment of long-term debt                                                     (1,225)               (41)
Principal payments on capital lease obligations                                  (39)               (72)
Payment of deferred financing costs                                              (22)               (25)
                                                                        ------------------------------------

Net cash used in financing activities                                           (242)              (266)

Net change in cash                                                            (2,408)               (80)
Cash and cash equivalents, beginning of period                                 3,066                159
                                                                        ------------------------------------

Cash and cash equivalents, end of period                                    $    658           $     79
                                                                        ====================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period
for:
    Interest                                                                $     86           $    102
    Income taxes                                                            $      -           $      5

Acquisition of property and equipment via issuance of capital leases
                                                                            $     30           $     31


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                          Notes to Financial Statements

                                  June 30, 1998


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1997.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                  1998          1997          1998          1997
                                                                ------------------------------------------------
Numerator:
     Net income (loss)                                          $  (144)      $    61      $  (153)      $    64
                                                                ------------------------------------------------

     Numerator for basic and diluted earnings per share -
        income (loss) available to common
          stockholders                                          $  (144)      $    61      $  (153)      $    64
                                                                ================================================

Denominator:

     Denominator for basic and diluted earnings per
        share - weighted average shares                           2,473         2,245        2,473         2,245
                                                                ------------------------------------------------

Basic and diluted earnings per share                            $ (0.06)      $  0.03      $ (0.06)      $  0.03
                                                                ================================================


                                  Surrey, Inc.

                                  June 30, 1998


2. EARNINGS PER SHARE (continued)

Options to purchase 335,000 shares of common stock at $4.00 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

3. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

4. LONG-TERM DEBT

In April 1998, the Company entered into a loan agreement with a financial institution to provide a term loan in the principal amount of $2,300,000. The Company used approximately $1,191,000 of the available credit to refinance debt guaranteed by the United States Small Business Association. The remainder of the available credit is being used for plant construction and expansion. As of June 30, 1998, approximately $1,939,000 was outstanding under this agreement. Also in April 1998, the Company entered into another agreement with a financial institution to provide a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000. As of June 30, 1998, the Company had yet to draw any funds under this agreement. The term loan and the revolving line of credit bear interest at either the financial institution's prime rate or a LIBOR based rate and mature in 2000 and 2005, respectively. These loan agreements are collateralized by accounts receivable, inventory and property and equipment. As of June 30, 1998, the Company was not in compliance with a certain financial covenant specified in the loan agreements. The Company has received a waiver from the lender for such violation.

PART I:  FINANCIAL INFORMATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

         NET SALES. Net sales increased to $1,917,000 for the three months ended June 30, 1998 from $1,877,000 for the three months ended June 30, 1997, an increase of 2.1%. Net sales increased to $3,819,000 for the six months ended June 30, 1998 from $3,724,000 for the six months ended June 30, 1997, an increase of 2.6%. Such increases are attributed primarily to the increase in the Company's sales force from one individual to three full-time sales personnel. All three new hires occurred in the second half of 1997. Sales from these increased sales efforts continued to be recognized in the second quarter 1998. A significant sales volume increase is not expected to occur until the Company's planned expansion is complete and operational.

         GROSS PROFIT. Gross profit increased for the three months ended June 30, 1998 to $518,000 from $465,000 for the comparable three month period in 1997. Gross profit margin for the three month period increased significantly from 24.8% in 1997 to 27.0% in 1998. Gross profit increased for the six months ended June 30, 1998 to $1,055,000 from $904,000 for the comparable six month period in 1997. Gross profit margin also increased significantly for the six month period from 24.3% in 1997 to 27.6% in 1998. These increases in gross profit margin are attributable to the Company's continued focus on selling higher margin products. This strategy is expected to continue for the second half of 1998 as the new high-end candle products come on line and the Company continues to focus on high-end contract manufacturing products.

         OPERATING EXPENSES. Operating expenses increased significantly for the three months ended June 30, 1998 by 122.0% over the three months ended June 30, 1997, and also increased as a percentage of net sales; $697,000 (or 36.4% of net sales) in 1998, as compared to $314,000 (or 16.7% of net sales) in 1997. Operating expenses also increased significantly in the six months ended June 30, 1998 by 78.3% over the six months ended June 30, 1997, and also increased as a percentage of net sales; $1,241,000 (or 32.5% of net sales) in 1998, as compared to $696,000 (or 18.7% of net sales) in 1997.

         Operating expenses increased due to a number of factors during the last six months: as a result of the Company's increased obligations as a publicly reporting company and in connection with its first annual meeting of public shareholders, the Company's legal and professional expenses increased by $150,000; and salaries and related payroll tax increased by $125,000 due to the hiring of three full time sales personnel, a graphic designer and an administrative assistant. In addition, operating expenses such as insurance expenses and bad debt expenses have increased as the Company has grown.

These fixed expenses are expected to decline as a percentage of sales after the expansion is complete and fully operational.

         INTEREST EXPENSE. Interest expense of $52,000 (2.7% of net sales) in the three months ended June 30, 1998 was essentially unchanged as compared to $47,000 in the three months ended June 30, 1997 (2.5% of net sales). Interest expense of $84,000 (2.2% of net sales) for the six months ended June 30, 1998 fell moderately as compared to $102,000 (2.7% of net sales) for the six months ended June 30, 1997. This decrease was primarily due to the payoff of all of the Company's short term borrowings for working capital purposes in January 1998. For the comparable periods in 1997, these short term loans were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity, other than proceeds of the Company's 1997 initial public offering ("IPO"), are cash flow from operations, bank borrowings, and capital lease financing. In April 1998, the Company entered into a loan agreement with Chase Bank of Texas, National Association ("Lender") to provide (a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. As of August 10, 1998, approximately $1.9 million has been drawn under the term Loan and no draws had been made under the Revolving Note.

         The interest on each of the Term Loan and the Revolving Note will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. Currently, the Company has elected to pay interest at the LIBOR Rate. The current rate of interest on the loans is equal to 7.84%. The Company and Lender have also agreed to enter into an interest rate risk management program for the Term Loan, pursuant to which the Company and Lender will enter into one or more ISDA Agreements (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

         Interest on each of the Revolving Note and Term Loan is payable monthly. The Company is required to prepay the Revolving Note and maintain a zero balance for thirty consecutive days during each year the Revolving Note is outstanding. Principal on the Term Loan is payable in monthly installments beginning January 8, 1999 of approximately $9,500 per month, increasing to approximately $12,700 per month after April 2001.

         Among other requirements, the loan agreement currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than 1.50 to 1.00; and (c) a fixed charge coverage ratio of not less than 1.20 to 1.00. The Company was not in compliance with the fixed charge coverage ratio covenant as of June 30, 1998. The Company has received a waiver from the Lender. The loan agreement also limits indebtedness by the Company; restricts borrowing under certain equipment leases to $1.5 million; restricts indebtedness in connection with acquisition of equipment to $200,000; and limits sales of assets. The loan agreement restricts the Company from making any dividends or distributions on its capital stock unless net income equals or exceeds $2 million, from repurchasing or redeeming any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), from paying any bonus or other non-salary compensation, from replacing its President or Chief Financial Officer, or from entering into certain related party transactions, without prior written consent of Lender.

         The Company used approximately $1,191,000 of the loan proceeds to repay its outstanding loans to Norwest Bank of Texas and anticipates using approximately $1,102,000 to finance the expansion of its plant and facility. Disbursement of construction funds are subject to (a) compliance by the Company and its contractor within the terms of the agreements with the Lender and (b) the Lender receiving an appraisal of the property as improved, of approximately $2,700,000. The Company currently anticipates that it will make periodic payments on such loans out of future cash flows generated by the Company.

         The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. Annual payments at June 30, 1998, aggregated $63,000 under short term capital leases and $68,000 under long term capital leases. The leases currently in effect have maturity dates ranging through 2002. Such leases, some of which are personally guaranteed by the current and former CEOs of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

         The Company has received a commitment letter from Key Capital Corporation, Inc., in which Key Capital Corporation, Inc. committed to enter into an operating equipment lease with the Company for one traditional soap line, two poured soap lines, one high speed wrapping machine and one candle making line. Such lease will be for a period of seven years. The Company began drawing on the lease line of credit in August 1998. The Company's bank loan restricts the aggregate leases allowable under this Agreement to $1,500,000. Annual payments under the proposed lease are expected to be approximately $168,000. The Company currently anticipates that it will pay such annual lease expense out of future cash flows generated by the Company.

         The Company believes that its current cash balances, cash provided by future operations and its current bank loans will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months.

         The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters, reflecting primarily orders for the holiday retail season. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year.

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


PART II: OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The Company and its client Bath & Body Works are defendants in a lawsuit filed in Los Angeles Superior Court on April 2, 1997. The plaintiff, Seretha F. Ebraham, claimed, among other things, that a liquid potpourri product manufactured by the Company for Bath & Body Works failed to properly warn the plaintiff of the potential dangers of the product and that she sustained burns from the liquid potpourri as a result of such insufficient warning. The plaintiff seeks total damages of $5,250,000. The Company's product liability insurer at the time of the occurrence is defending the claim and the Company currently believes that such insurance is adequate to cover damages, if any, resulting from such lawsuit. A new jury trial date has not yet been set.

         Other than the above lawsuit, the Company is involved in legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the company.

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

         The Company spent approximately $288,000 of the net proceeds on additional land, approximately $390,000 on initial construction costs and approximately $500,000 to finance inventory needs for the upcoming season.

         In addition, the Company repaid approximately $1.34 million of debt to a former shareholder and approximately $895,000 of bank loans.

         The Company initially anticipated using approximately $800,000 of the net proceeds for the expansion for the Company's plant, unless financing was available for the plant expansion. The Company currently anticipates that the total cost of the expansion will be approximately $1,100,000. The Company entered into a construction agreement with

Bruce Van Waes d/b/a Van & Van Austin to construct the planned additional 39,102 square foot addition at an estimated cost of approximately $940,000. The Company currently estimates that the completion date for the building construction will be fall 1998. After the building is complete, the new equipment to be installed is expected to require approximately two months to be set up and made fully operational.

         In April 1998, the Company entered into a new bank loan with Chase Bank of Texas, National Association to refinance all of its then current bank debt and to finance substantially all of the costs relating to the Company's expansion of its plant. Therefore, IPO proceeds to be made available for the expansion of the facility have been made available to the Company for working capital.

         The Company also initially intended to use approximately $900,000 of the net proceeds for capital equipment leasing payments, unless revenues from operations were available to pay such capital lease payments. As of June 30, 1998, the Company had expended approximately $415,000 of the IPO proceeds for down payment on such leases. The Company has received a commitment letter from Key Corporate Capital, Inc. to enter into an operating equipment lease with the Company to provide certain manufacturing equipment related to its expansion. The proceeds of such operating equipment lease will be available to repay such down payment amounts. The Company currently expects that it will be able to make payments due under such lease and its loans with Chase Bank out of its future cash flow. As a result, net proceeds originally intended to make payments on the capital equipment lease have been made available for working capital and general corporate purposes.

         The Company used approximately $350,000 of the net proceeds to pay sales, marketing and new product development fees. Expenses related to sales, marketing and new product development include the salary of a design professional to assist with product packaging, additional salary and commission related to hiring and promoting new personnel in the sales and marketing areas, and travel expenses and other expenses related to the Company's increased focus on the European and Japanese markets.

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

         The Company intends, from time to time, to evaluate possible acquisitions of or investments in business, products or technologies that are complementary to the current product lines of the Company. The portion of the net proceeds of the IPO which are added to the Company's working capital and general corporate funds, as well as funds dedicated to new product development, together with other internally generated funds, may, if appropriate, be used for such purpose; however, such acquisitions may be subject to approval of the Company's Lender. No such transactions are planned or being negotiated as of the date hereof.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         [None]

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 1, 1998, proxy statements were mailed to the holders of record of 2,472,727 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 30, 1998. Two proposals were submitted to a vote of shareholders, as follows:

         (a) Election of Directors - the following Directors were nominated for re-election for terms of one year: John B. van der Hagen re-elected with 2,463,327 shares voted for, 1,000 shares withheld authority, Martin J. van der Hagen re-elected with 2,463,327 shares voted for, 1,000 shares withheld authority, Mary A. van der Hagen re-elected with 2,463,327 shares voted for, 1,000 shares withheld authority, Bruce Masucci re-elected with 2,463,327 shares voted for, 1,000 shares withheld authority, G. Thomas MacIntosh re-elected with 2,460,927 shares voted for, 3,400 shares withheld authority.

         (b) Ratification and Appointment of Independent Auditors - Ernst & Young LLP were auditors for the fiscal year ended December 31, 1997. The Company has appointed Ernst & Young as auditors for the year ending December 31, 1998. The appointment of Ernst & Young as auditors for fiscal 1998 was ratified by a vote of shareholders with 2,456,327 shares voting yes, 8,000 shares voting no, and 0 shares abstained.

ITEM 5   OTHER INFORMATION

         Pursuant to the rules of the Securities and Exchange Commission ("SEC"), any shareholder wishing to have a proposal considered for inclusion in the Company's proxy solicitation material for the 1999 Annual Meeting of Shareholders must set forth such proposal in writing and file it with the Secretary of the Company no later than December 2, 1998. Pursuant to SEC Rule 14a-4(c )(1), any shareholder wishing to have a proposal considered at the 1999 Annual Meeting of Shareholders, but not submitted for inclusion in the Company's proxy solicitation material, must set forth such proposal in writing and file it with the Secretary of the Company no later than February 15, 1999 and failure to notify the Company by such date would allow the Company's proxies to use their discretionary voting authority when the proposal is raised at the Annual meeting (to vote for or against the proposal) without any discussion of the matter in the proxy materials.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27. - Financial Data Schedule

         (b) The Company filed no Reports on Form 8-K during the reporting period.



SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SURREY, INC.
                                  (Registrant)



Date: August 14, 1998             By:      /s/ Martin van der Hagen
                                      -----------------------------
                                           Martin van der Hagen
                                           President


                                  By:      /s/ Mark van der Hagen
                                      -----------------------------
                                           Mark van der Hagen
                                           Chief Financial Officer