Form 10QSB
period 1998-09-30
SURREY INC
filed 1998-11-16
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

     On November 9, 1998, the registrant had 2,472,727 outstanding shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);
Yes ___  No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

              Statements of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1997

              Balance Sheets as of  September 30, 1998 and December 31, 1997

              Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997

              Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                  Surrey, Inc.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                               ---------------------------------------------------
                                                 1998           1997          1998          1997
                                               ---------------------------------------------------
Net sales                                      $   2,877     $   2,639     $   6,696     $   6,363
Cost of sales                                      2,389         1,882         5,153         4,702
                                               ---------------------------------------------------

Gross profit                                         488           757         1,543         1,661

Operating expenses:
      Sales and marketing                            221           132           565           288
      General and administrative                     324           330         1,221           870
                                               ---------------------------------------------------

Total operating expenses                             545           462         1,786         1,158

Income (loss) from operations                        (57)          295          (243)          503

Other:
      Interest expense                               (49)          (57)         (133)         (159)
      Other income                                     5             4            43             4
                                               ---------------------------------------------------

Income (loss) before income taxes                   (101)          242          (333)          348

Income tax (benefit) provision                       (34)           93          (113)          135
                                               ---------------------------------------------------

Net income (loss)                              $     (67)    $     149     $    (220)    $     213
                                               ===================================================

Basic and diluted earnings (loss) per share    $   (0.03)    $    0.09     $   (0.09)    $    0.10
                                               ===================================================


Shares used in computing basic and diluted
earnings (loss) per share:                         2,473         1,678         2,473         2,056
                                               ===================================================


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            September 30,   December 31,
                                                                1998            1997
                                                            ---------------------------
ASSETS
Current assets:
     Cash and cash equivalents                              $     172         $   3,066
     Accounts receivable, net                                   1,225             1,427
     Inventories, net                                           2,109             1,252
     Prepaid expenses and other current assets                    201                39
     Deferred income taxes                                         38                38
     Income taxes receivable                                      156                42
                                                            ---------------------------

Total current assets                                            3,901             5,864

Property and equipment, net                                     2,911             1,510
                                                            ===========================

Total assets                                                $   6,812         $   7,374
                                                            ===========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                 $     639         $     561
     Accrued expenses                                              96               308
     Notes payable                                                 --               895
     Current maturities of long-term debt                         125                96
     Current maturities of capital lease obligations               71                66
                                                            ---------------------------

Total current liabilities                                         931             1,926

Long-term debt, less current maturities                         1,845             1,153
Capital lease obligations, less current maturities                 68                85
Deferred income taxes                                              49                49

Commitments and contingencies

Shareholders' equity:
     Common stock; no par value                                 4,098             4,120
     Common stock warrants                                         65                65
     Accumulated deficit                                         (244)              (24)
                                                            ---------------------------

Total shareholders' equity                                      3,919             4,161
                                                            ===========================

Total liabilities and shareholders' equity                  $   6,812         $   7,374
                                                            ===========================


SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Nine Months Ended
                                                                September 30,   September 30,
                                                                    1998            1997
                                                                ----------------------------
OPERATING ACTIVITIES
Net income (loss)                                               $    (220)         $     213
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
     activities:
         Depreciation                                                 208                172
         Changes in operating assets and liabilities:
              Accounts receivable                                     202               (665)
              Inventories                                            (857)              (203)
              Prepaid expenses and other current assets              (162)                 3
              Deferred income taxes                                    --                (11)
              Trade accounts payable                                   78                648
              Accrued expenses                                       (212)               142
              Income taxes receivable/payable                        (114)               145
                                                                ----------------------------

Net cash provided by (used in) operating activities                (1,077)               444


INVESTING ACTIVITIES
Acquisition of property and equipment                              (1,553)              (122)
                                                                ----------------------------

Net cash used in investing activities                              (1,553)              (122)


FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                --                513
Payment of notes payable                                             (895)              (554)
Payment of notes payable to shareholders                               --                 (7)
Proceeds from issuance of long-term debt                            1,939                 --
Payment of long-term debt                                          (1,229)               (63)
Principal payments on capital lease obligations                       (57)              (105)
Payment of deferred financing costs                                   (22)              (196)
                                                                ----------------------------

Net cash used in financing activities                                (264)              (412)

Net change in cash                                                 (2,894)               (90)
Cash and cash equivalents, beginning of period                      3,066                159
                                                                ----------------------------

Cash and cash equivalents, end of period                        $     172          $      69
                                                                ============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                   $     158          $     159
     Income taxes                                               $      --          $       5

Acquisition of property and equipment via issuance
     of capital leases                                          $      56          $      54



SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                          Notes to Financial Statements

                               September 30, 1998


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1997.


2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                     -----------------------------------------------------
                                                         1998          1997          1998           1997
                                                     -----------------------------------------------------
Numerator:

      Net income (loss)                              $     (67)     $     149     $    (220)     $     213
                                                     -----------------------------------------------------

      Numerator for basic and diluted earnings
           (loss) per share - income (loss)
           available to common
             stockholders                            $     (67)     $     149     $    (220)     $     213
                                                     =====================================================

Denominator:

      Denominator for basic and diluted earnings
           per share - weighted average shares           2,473          1,678         2,473          2,056
                                                     -----------------------------------------------------

Basic and diluted earnings per share                 $   (0.03)     $    0.09     $   (0.09)     $    0.10
                                                     =====================================================

                                  Surrey, Inc.

                               September 30, 1998


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

4. LONG-TERM DEBT

As of September 30, 1998, the Company was not in compliance with a certain financial covenant specified in their term loan and line of credit agreements. The Company has received a waiver from the lender for such violation.

PART I:     FINANCIAL INFORMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

            NET SALES. Net sales increased to $2,877,000 for the three months ended September 30, 1998 from $2,639,000 for the three months ended September 30, 1997, an increase of 9.0%. Net sales increased to $6,696,000 for the nine months ended September 30, 1998 from $6,363,000 for the nine months ended September 30, 1997, an increase of 5.2%. Such increases are attributed primarily to the increase in the Company's sales force to five full-time sales personnel in the second half of 1997. A significant sales volume increase is not expected to occur until the Company's expansion is complete and operational, which is currently expected to be fully operational during the first quarter of 1999.

            GROSS PROFIT. Gross profit decreased for the three months ended September 30, 1998 to $488,000 from $757,000 for the comparable three month period in 1997. Gross profit margin for the three month period decreased from 28.7% in 1997 to 17.0% in 1998. Gross profit decreased for the nine months ended September 30, 1998 to $1,543,000 from $1,661,000 for the comparable nine month period in 1997. Gross profit margin also decreased for the nine month period from 26.1% in 1997 to 23.0% in 1998. This decrease in profit margin is primarily due to higher than anticipated labor costs for the quarter and for the first nine months of 1998. Management believes that the higher labor costs for the quarter and the first nine months of 1998 are due to training costs associated with the Company's expanded facilities and equipment as well as inefficiencies of operating in the Company's existing smaller facilities. However, there can be no assurance that once the Company's expanded facilities are fully operational, labor costs as a percentage of net sales will decrease. Profit margins should begin to increase in 1999 as the Company continues to implement its strategy of selling higher margin products. This strategy is expected to continue as the new high-end candle line begins production and the Company continues to focus on high-end contract manufacturing products. There can be no assurance that the Company will be able to efficiently utilize its expanded facilities which is necessary for the Company to realize higher gross margins.

            OPERATING EXPENSES. Operating expenses increased significantly for the three months ended September 30, 1998 by 18.0% over the three months ended September 30, 1997, and also increased as a percentage of net sales; $545,000 (or 18.9% of net sales) in 1998, as compared to $462,000 (or 17.5% of net sales) in 1997. Operating expenses also increased significantly in the nine months ended September 30, 1998 by 54.2% over the nine months ended September 30, 1997, and also increased as a percentage of net sales; $1,786,000 (or 26.7% of net sales) in 1998, as compared to $1,158,000 (or 18.2% of net sales) in 1997. Operating expenses increased due to a number of factors during the last nine months, including: (i) the Company's increased obligations as a publicly reporting company, (ii) retaining an investor relations consultant, and (iii) costs related to its first annual meeting of public shareholders. The Company's legal and professional expenses increased by $125,000 and salaries and related payroll tax increased by $265,000, due to the hiring of four additional full-time sales personnel, a graphic designer, a Quality Control Manager and staff, and an administrative assistant. In addition, operating expenses, such as insurance expenses and bad debt expenses have increased as the Company has grown. These fixed expenses are expected to decline as a percentage of sales after the expansion is complete and fully operational.

            INTEREST EXPENSE. Interest expense of $49,000 (1.7% of net sales) in the three months ended September 30, 1998 was slightly lower as compared to $57,000 in the three months ended September 30, 1997 (2.2% of net sales). Interest expense of $133,000 (2.0% of net sales) for the nine months ended September 30, 1998 fell moderately as compared to $159,000 (2.5% of net sales) for the nine months ended September 30, 1997. This decrease was primarily due to the payoff of all of the Company's short term borrowings for working capital purposes in January 1998. For the comparable periods in 1997, these short term loans were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity, other than proceeds of the Company's 1997 initial public offering ("IPO"), are cash flows from operations, bank borrowings, and capital lease financing. In April 1998, the Company entered into a loan agreement with Chase Bank of Texas, National Association ("Lender") to provide (a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which allows the Company to borrow, repay, and reborrow until its final maturity in April 2000. As of September 30, 1998, approximately $1.7 million had been drawn under the Term Loan and no draws had been made under the Revolving Note.

            The interest on each of the Term Loan and the Revolving Note will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offered Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. Currently, the Company has elected to pay interest at the LIBOR Rate. The current rate of interest on the loans is equal to 7.5%. The Company and Lender have also entered into an interest rate risk management program for the Term Loan, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

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

            Among other requirements, the loan agreement currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than 1.50 to 1.00; and (c) a fixed charge coverage ratio of not less than 1.20 to 1.00. The Company was not in compliance with the fixed charge coverage ratio covenant as of September 30, 1998. The Company has received a waiver from the Lender. The Company is in compliance with the applicable current ratio and the debt to tangible net worth ratio. The loan agreement also limits indebtedness by the Company, restricts borrowing under certain capital equipment leases to $1.5 million, restricts indebtedness in connection with acquisition of equipment to $200,000, and limits sales of certain assets. The loan agreement restricts the Company from making any dividends or distributions on its capital stock unless net income equals or exceeds $2 million, from repurchasing or redeeming any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), from paying any bonus or other non-salary compensation, from replacing its President or Chief Financial Officer, or from entering into certain related party transactions, without prior written consent of Lender.

            The Company used approximately $1,191,000 of the loan proceeds to repay its outstanding loans to its previous lender and used approximately $1,102,000 to finance the expansion of its plant and facility. Disbursement of construction funds is subject to (a) compliance by the Company and its contractor within the terms of the agreements with the Lender and (b) the Lender receiving an appraisal of the property as improved, of approximately $2,700,000. The Company currently anticipates that it will make periodic payments on such loans out of future cash flows generated by the Company.

            The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. Annual payments at September 30, 1998, aggregated $71,000 under short term capital leases and $68,000 under long term capital leases. The leases currently in effect have maturity dates ranging through 2002. Such leases, some of which are personally guaranteed by the current and former CEOs of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

            The Company and Keycorp Leasing, a division of Key Corporate Capital, Inc. ("KCCI") have entered into an operating lease for equipment financing dated June 16, 1998, which provides for a $1,500,000 leasing line of credit. The equipment currently leased under this agreement includes two poured soap lines, one high speed wrapping machine and one candle making line. The Company began drawing on the lease line of credit in August 1998 and has currently drawn $900,000 of the available credit. Annual payments under the proposed lease are expected to be approximately $112,000 (approximately $168,000 if the entire line is drawn down). The Company currently anticipates that it will pay such annual lease expense out of future cash flows generated by the Company.

            The Company believes that its current cash balances, cash expected to be provided by future operations and its current bank loans and financing leases will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months. However, the Company may seek additional working capital financing if net sales increase more than currently anticipated.

            The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters, reflecting primarily orders for the holiday retail season. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year.

            The Company has completed the construction of its expansion. Most equipment necessary to make the expansion fully operational has been installed and is ready for use. The Company has neither received nor installed its traditional soap making line for its expanded facility. The Company currently expects that its expanded facility will be fully operational during the first quarter of 1999.

FORWARD LOOKING INFORMATION

            Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the Company's ability to successfully complete its expansion in a timely fashion, to efficiently manage and operate its facility as expanded, the Company's ability to successfully increase its marketing and sales efforts in order to take advantage of its increased production facilities, and continued receipt of large orders from the Company's significant customers. Any forward looking information regarding an increase of the Company's gross profit margin will be affected by the Company's ability to implement its strategy of focusing on the sales of higher margin products as well as the Company's ability to efficiently utilize its expanded facilities. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential production.


PART II:    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

            The Company and its client Bath & Body Works are defendants in a lawsuit filed in Los Angeles Superior Court on April 2, 1997. The plaintiff, Seretha F. Ebraham, claimed, among other things, that a liquid potpourri product manufactured by the Company for Bath & Body Works failed to properly warn the plaintiff of the potential dangers of the product and that she sustained burns from the liquid potpourri as a result of such insufficient warning. The plaintiff seeks total damages of $5,250,000. The Company's product liability insurer at the time of the occurrence is defending the claim and the Company currently believes that such insurance is adequate to cover damages, if any, resulting from such lawsuit. The proceeding is set for trial on December 1, 1998.

            Other than the above lawsuit, the Company is involved in legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the company.

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

            The Company undertook an initial public offering ("IPO") in December 1997 (Registration Number 333-35757). The Company issued an aggregate of 675,000 Units, each Unit being comprised of two shares of Common Stock and one Warrant. Each Warrant is convertible into one share of Common Stock. The Units were sold by Stuart, Coleman & Co., Inc. (the "Underwriter"). The Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols SOAP and SOAPW, respectively. The aggregate offering price of the Units sold to the public by the Underwriter was $5,484,375 or $8.125 per Unit. The total underwriting discount was $548,437.50.

            The Company spent approximately $288,000 of the net proceeds on additional land; approximately $598,000 on construction costs; approximately $800,000 to finance inventory needs for the Fall 1998 season; approximately $1,340,000 to repay debt to a former shareholder; approximately $895,000 to repay bank loans; approximately $100,000 as a down payment on capital equipment leases; approximately $500,000 on the costs of issuance and approximately $415,000 to pay sales, marketing and new product development fees.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            [None]

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            [None]

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

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 10.1 - Master Equipment Lease Agreement between Company and Key Corporate Capital, Inc.

            (b)   Exhibit 27.1 - Financial Data Schedule.

            (c)   Exhibit 27.2 - Restated Financial Data Schedule.

            (d) The Company filed no Reports on Form 8-K during the reporting period.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SURREY, INC.
                                        (Registrant)



Date: November 13, 1998                 By: /s/ Martin van der Hagen
                                            ------------------------------------
                                            Martin van der Hagen
                                            President


                                        By: /s/ Mark van der Hagen
                                            ------------------------------------
                                            Mark van der Hagen
                                            Chief Financial Officer