Form 10KSB40
period 1998-12-31
SURREY INC
filed 1999-03-22
CIK 1044847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

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

                   COMMON STOCK, NO PAR VALUE ("COMMON STOCK")
              REDEEMABLE COMMON STOCK PURCHASE WARRANTS ("WARRANT")
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the year ended December 31, 1998:  $9,247,000

Aggregate market value of Common Stock held by non-affiliates as of March 10, 1999: $2,864,500

Number of Shares of Common Stock outstanding as of the close of business on March 1, 1999: 2,472,727

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held April 13, 1999 ("Proxy Statement") are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format: Yes ___ No _X_.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

            Surrey, Inc. ("Surrey" or the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products. The Company has built four successful retail brands and a strong private label and contract manufacturing business for high-profile customers. Surrey uses a proprietary process for manufacturing poured bar soaps that allows the Company to produce unique and affordable original soap products in large quantities with consistent quality. Surrey also maintains a library of chemical formulations for producing purer, milder and harder glycerin soap bars primarily through the use of synthetic moisturizing ingredients rather than the use of tallow (i.e., animal fat). The Company also manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company recently began manufacturing a line of high-end scented candles that compliments its line of home fragrance products. In addition, the Company recently began manufacturing a small amount of traditional bar soap. See also "Competition."

BACKGROUND

            Surrey was incorporated in 1981 as a Texas corporation. The Company was the successor to a venture begun in 1972 to market a brush, mug, and line of shaving soap for men. Management began working to perfect techniques for producing a milder bar soap for its shaving kits, and in 1979 began manufacturing its own soap products and expanding a new library of soap formulations. At that time, the Company discovered that specialty soaps were a lucrative niche market which it believed was too small to attract significant competition from the larger soap producers like Dial, Unilever, Colgate-Palmolive and Procter & Gamble.

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

            In the early nineties, Surrey entered the contract manufacturing business and began producing specialty soap products for a variety of premier brand consumer product companies and prestige accounts, including Elizabeth Arden, Walt Disney Co., Avon, Ann Taylor, Wal-Mart, and Walgreen's. In 1990, the Company acquired the assets of Simmer Scents, a line of potpourri home fragrances and began moving into the major craft chains.

            In March 1987, the Company moved its operations to its current site in Leander, Texas, close to Austin, originally occupying an 18,000 square foot manufacturing plant. The Company has expanded several times over the years, and in 1998, the Company again expanded its facility by adding approximately 39,100 square feet, which brought the total size of its facilities to approximately 77,100 square feet. In January 1999, the Company obtained financing to complete an additional expansion of approximately 14,000 square feet of warehouse space and to remodel a 5,000 square foot existing space into a soap curing room in response to the receipt of a large letter of commitment to purchase the Company's products. In addition, the Company used a portion of such financing to replenish working capital used in 1998 in relation to the construction of its candle production room. See "Growth Strategy," "Bath & Body Works" and "Significant Customers."

PRODUCTS AND DISTRIBUTION

            Surrey's principal product line has traditionally been its high quality glycerin bar soaps which it markets, both directly and through manufacturers' representatives, to a large variety of retail establishments, and which it manufactures, on a contract basis, for a variety of private-label customers. In addition, the Company now manufactures and markets a full line of potpourri products. The Company's total sales mix in 1998 was approximately equally divided among: (a) contract manufacturing products, and (b) retail products, including soaps, shaving products, potpourri, and craft products.

            The Company has a wide variety of private label and contract manufacturing clients for which it makes specialty glycerin soap bars and other products. Many of the retail customers, such as Wal-Mart, Bath & Body Works, K-Mart, Walgreen's and General Nutrition Centers, buy products designed, created and manufactured exclusively by Surrey's personnel. Contract manufacturing customers, such as Elizabeth Arden, Avon, Liz Claiborne and Walt Disney Co., work closely with the Company to create a product unique to that customer through the use of specialty designs, fragrances, labeling, colors and shapes. Surrey, through its proprietary processes, has been successful in creating unique shapes and designs, including its "soap in a soap," tailored specifically for certain customer requests.

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

            Surrey markets its products under its own four premium in-house brand names:

         * THE PURE PLEASURE(TM) Line             * THE SIMMER SCENTS Line

           * boxed sets of glycerin soap bars       * potpourri bags
           * antibacterial liquid glycerin soap     * potpourri liquids
                                                    * oils
                                                    * sachets

         * THE SURREY MEN'S LINE                  * THE ILLUMATHERAPE(TM) Line

           * shaving mug, brush and soap set        * various shaped and scented
                                                      candles

            In mid-1997 the Company introduced a full line of potpourri intended to capitalize on the Company's experience in producing high quality fragrances. The Company's potpourri line is being sold both through craft stores (such as Michael's) and discount mass merchandisers (such as Wal-Mart and K-Mart). At the end of 1998, the Company entered the candle market with a line of high-end scented candles that compliments its line of home fragrance products. These products have increased the Company's ability to market to craft stores. In 1999, the Company intends to reintroduce its soap making kits as a holiday product.

            As part of its 1998 expansion, the Company began manufacturing a small amount of traditional bar soap. The Company does not expect to make significant inroads into the traditional bar soap market; rather, the Company intends to meet the existing demand of its customers for traditional bar soap. The addition of a traditional line of bar soap allows the Company to offer a more complete line of soap products including traditional soap products, liquid soap, and glycerin bar soap. See "Competition."

GROWTH STRATEGY

            Over the past several years, the Company has embarked on a growth strategy designed to substantially increase revenue and profitability. The Company intended to significantly expand its business by:

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

            The Company hired a Vice President of Sales as a national retail sales director in July 1997. The Company has hired a second sales director to concentrate on the retail market, where the Company's goal is to increase retail sales in the near term. The Company promoted a third person to handle contract manufacturing sales, which includes working with customers to create and manufacture products according to that customer's design, fragrance, labeling, color and shape specifications. The Company also hired a design professional to assist in the marketing and design of products and packaging. The Company has entered into an agreement with two additional salespersons to sell its contract manufacturing products. In connection with its 1998 and 1999 expansions, the Company has hired additional employees at the manufacturing level and expects that it will ultimately require more manufacturing level employees.

            In 1998, the Company expanded its facility by adding approximately 39,100 square feet, which increased the total size of its facilities to approximately 77,100 square feet. Approximately 18,100 square feet were added to the Company's production and manufacturing facilities, approximately 14,900 square feet were added to its warehousing and storage space, and approximately 6,100 square feet were added to its corporate office space. The 1998 expansion more than doubled the Company's manufacturing and production capabilities. In 1999, the Company intends to add approximately 14,000 square feet to its warehouse space.

            As part of its 1998 expansion, the Company added one soap making line dedicated to producing traditional soap, two poured soap lines dedicated to producing glycerin soaps, one high speed wrapping machine which doubled the Company's wrapping capacity, and one candle making line. As part of its 1999 expansion, the Company added three poured soap lines dedicated to producing glycerin soaps (bringing the total number to eight) and three high speed wrapping machines (bringing the total number to four). The 1999 expansion was necessary to meet the additional demand created by the Bath & Body Works purchase orders expected by management. The 1999 expansion was complete and operational at the end of February 1999. See also "Bath & Body Works," "Competition" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The Company has borne significant costs in relation to the implementation of its growth strategy, which management expects will provide the infrastructure for long-term growth. There can be no assurance that the Company will not need to expand in the future or that the Company will efficiently utilize its expanded facilities.

BATH & BODY WORKS

            The Company announced on November 23, 1998 that it received a major letter of commitment from Bath & Body Works, a wholly owned subsidiary of The Limited, Inc., to purchase Company products. Management estimates the commitment will result in additional revenues of approximately $6,000,000. In such letter of commitment, Bath & Body Works notified the Company of its intention to purchase approximately 10,000,000 bars of glycerin specialty soap products in the 12 month period beginning January 1, 1999.

            The letter of commitment is a letter of intent, which indicates that the parties are to work toward a more formal agreement. However, other than periodic purchase orders, management does not expect that any more formal agreement will be entered into between Bath & Body Works and the Company.

            As of March 1, 1999, the Company had received purchase orders for approximately $1,500,000 of the Company's products from Bath & Body Works. Bath & Body Works required that the Company make the first delivery of ordered product on or before February 19, 1999. The Company shipped such products to Bath & Body Works on February 1, 1999, ahead of schedule.

            To accommodate the current and expected purchase orders from Bath and Body Works, the Company constructed an additional 14,000 square foot warehouse space expansion and remodeled 5,000 square feet of existing space into a soap curing area in 1999 at a cost of approximately

$380,000. Such construction was financed with an additional term loan with Chase Bank of Texas, N.A. and from working capital.

            The Company required three additional poured soap lines dedicated to producing glycerin soaps and three additional high speed wrapping machines to meet the current and expected orders from Bath and Body Works. To finance such additional equipment, the Company drew approximately $560,000 on its lease line of credit with Keycorp Leasing, a division of Key Corporate Capital, Inc. ("KCCI"), the total amount of which is approximately $1,562,000 ("KCCI Lease Line of Credit"). KCCI required a personal guarantee of the Chief Executive Officer of the Company in order to draw such amount. At this time, no further amounts may be drawn from the KCCI Lease Line of Credit. The Company also relied on a capital lease line of credit in the amount of $477,000 from Winthrop Resources, Inc. to finance one traditional soap making line ("Winthrop January 1999 Lease Line of Credit").

            In addition, the Company has received a commitment to enter into a lease line of credit from Amembal Capital Corporation in the total amount of approximately $416,000 to finance the remaining pieces of equipment required to complete the 1999 expansion. As of March 1, 1999, the Company had not negotiated or signed any final agreements with Amembal Capital Corporation with respect to such lease line of credit. See also "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

            While there is extensive competition in the bar soap manufacturing industry, the Company believes that it currently competes directly with only a small number of manufacturers in the specialty soap market, notably Neutrogena, Beiersdorf (Basis), and Johnson & Johnson (Purpose). In addition, many other companies manufacture and/or market a range of personal care products which compete with Surrey's soap and other products. These companies include, among others, Twincraft Soap Company, Original Bradford Soap Works and Stahl Soap. See also "Proprietary Processes and Trademarks."

            The Company recently began manufacturing a small amount of traditional bar soap. Within the traditional soap market, the Company competes directly with many larger manufacturers, such as Procter & Gamble, Colgate-Palmolive, Unilever and Dial, which are much larger and have greater financial resources than the Company. The Company does not expect to make significant inroads into the traditional bar soap market; rather the Company intends to meet the existing demand of its customers for traditional soap. Currently, the Company contracts with a third party to fill its customers' demand for traditional soap.

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

            In late 1998, the Company added a line of high-end scented candles to compliment its potpourri and craft products. These additions are intended to add variety to its product line. The candle industry is highly competitive and dominated by larger manufacturers, most of which have greater financial resources than the Company.

            The Company currently believes that it experiences the majority of its competition based on the variety of its product line, and to a lesser extent on price. The Company is broadening its product line and believes its current and intended diversification into traditional bar soaps, liquid soaps, potpourris, high-end scented candles and crafts will be advantageous in its marketing, and instrumental in helping it maintain a competitive position in its targeted markets. However, as the Company continues its diversification into other product lines, it may experience competition from other sources, as well as from foreign manufacturers.

SIGNIFICANT CUSTOMERS

            In 1997 and 1998, Wal-Mart accounted for approximately 34% and 26%, respectively, of the Company's net sales. Avon accounted for approximately 7% and 4% of sales in 1997 and 1998, respectively, and K-Mart accounted for approximately 5% and 2% of sales in 1997 and 1998, respectively. No other customer accounted for more than 5% of sales in 1998. The Company anticipates that Bath & Body Works will comprise more than 25% of the Company's net sales in 1999.

CUSTOMER CONTRACTS

            The Company's large retail customers, such as Bath & Body Works, Wal-Mart, K-Mart and Walgreen's generally establish their product order plans on a 12 month cycle. Once such plan is in place it is often not reviewed for a year; however, only the first order under any such plan is guaranteed. The Company has no standing orders or long-term contracts with any of its retail customers. Any such customer can re-order at any time or cancel or replace the Company's product in its 12 month plan at any time with no notice to the Company.

            Most of the Company's contract manufacturing customers, such as Elizabeth Arden, Avon and Walt Disney, order on a job-by-job basis only. Such orders are generally cancelable by the customer if not shipped within two weeks of the scheduled shipping date. Unless the Company is developing a new product for a contract manufacturing customer (for which the development period can take from months to years depending on the product and the customer), the Company typically ships products within 60 to 90 days after receiving a purchase order. Such period may be longer if special packaging or labeling is required by the customer. Individual contract manufacturing clients generally supply the Company with soap boxes and labeling; therefore, the Company is not required to carry such inventory on its balance sheet. In addition, many of the Company's contract manufacturing customers pay for the development and production of the die stock and molds and, therefore, own such molds and the formulas for their individual products.

            Because the Company generally does not have any standing orders or long-term contracts with its customers and orders are generally shipped within 60 to 90 days after receipt of purchase orders, the Company had no significant backlog in 1998.

PROPRIETARY PROCESSES AND TRADEMARKS

            The Company holds no patents on any of its equipment or processes and relies substantially on certain formulas and processes that are not patentable. In addition, much of the Company's proprietary information is the experience and knowledge of its employees, contractors and business partners. To protect these rights, the Company requires certain contractors, business partners and distributors to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure; however, the Company intends to defend its trademark and proprietary information as appropriate. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to the Company's trade secrets, knowledge or proprietary information. The Company became aware in mid-1997 that a company which signed such a confidentiality agreement appears to be using certain trade secrets of the Company in violation of their agreement. No action is currently contemplated in relation to such violation. Management believes that such infringement is not material. Because the Company is in a niche market, any significant volume from a competitor could reduce the Company's sales and revenue.

            The Company holds a registered trademark to use Floating Bath Pals(R) and Hill Country Soap Company(R) and has applied for a trademark to use Pure Pleasure(TM) and Illumatherape(TM). Although Surrey believes its trademarks are important, it does not believe that its trademarks are material to its business.

RESEARCH AND DEVELOPMENT

            During fiscal years 1997 and 1998, the Company's principal research and development activities have been experimentation in the Company's laboratory by its own personnel and ideas brought to the Company by its customers. The Company has historically spent significantly less than 5% of its net sales on research and development. While research and development is important to the Company's ongoing business and a significant portion of certain employees' time is committed to this area, the costs of research and development in the Company's product line is significantly less than for other types of manufacturing companies. The Company originally intended to use a portion of the proceeds of its recent public offering for research and development; however, the Company actually applied only a small portion of such proceeds to research and development.

SEASONALITY

            The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year, due primarily to the holiday retail season. Generally, customers place holiday purchase orders in early to mid summer for shipment around September and October. As a consequence, the Company generally begins increasing its temporary staff in July and August to accommodate such increased production volume. The Company operates its production facilities using two shifts during the third and fourth quarters.

EMPLOYEES

            As of March 1, 1999, Surrey employed 146 full-time employees and had no part-time employees. The Company maintains two shifts of production personnel. In addition, the Company hires temporary full-time employees during its heaviest production periods, generally July through December, or upon the receipt of a special order. The Company has five full-time employees in sales, marketing and design, seven in administration and finance, two in research and development, 12 in procurement, 110 in production manufacturing, seven in Quality Control and three in shipping and handling. In connection with its expansion, the Company expects that it will ultimately require additional employees at the manufacturing level. The Company's employees are not represented by any collective bargaining organization. The Company believes that its relations with its employees are satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIALS

            Substantially all of the raw materials (predominantly glycerin and other chemicals) used by the Company to manufacture its products are of a generic nature and are available from several suppliers. To the best knowledge of the Company, none of the raw materials for its products is in short supply, and all are readily available from a variety of distributors. The Company has recently purchased four 10,000 gallon containers to store key raw materials. Management believes the Company will reduce the cost of such raw materials slightly by buying in bulk. The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials of acceptable quality and at acceptable prices in the foreseeable future.


ITEM 2.  DESCRIPTION OF PROPERTY

            The Company owns the property and facilities that comprise its production plant and corporate headquarters. The property consists of approximately 12.50 acres in Travis County, Texas, approximately 22 miles northwest of Austin. All of the Company's operations are currently centered in one 77,100 square foot single story warehouse building which houses the offices, production facilities and warehouse and storage. Currently, the Company's corporate offices and research facility occupy approximately 9,100 square feet, the production and manufacturing facilities occupy approximately 25,900 square feet, and the remaining 42,100 square feet are dedicated to warehousing and storage.

            The Company is currently in the process of expanding its warehouse space by adding approximately 14,000 square feet, which will bring the total size of its warehouse space to approximately 56,100 square feet.

            The Company entered into a construction contract with Van and Van Austin of Austin, Texas to complete the 1999 facility expansion and the remodeling of 5,000 square feet of existing space into a soap curing area at a proposed cost of approximately $380,000. Such construction is being financed with an additional term loan from Chase Bank of Texas, N.A. and from working capital.

            The Company's production and manufacturing equipment generally is leased under certain capital and operating equipment leases. To finance the equipment necessary to complete its 1998 and 1999 expansions, the Company relied principally on the KCCI Lease Line of Credit, the Winthrop January 1999 Lease Line of Credit, an additional lease line of credit with Winthrop Resources, Inc. in the amount of approximately $300,000 ("Winthrop March 1999 Capital Lease Line of Credit") and a lease line of credit with Amembal Capital Corporation. The 1998 expansion was completed and began operations at the end of 1998, and the 1999 expansion was completed and placed in service at the end of February 1999.

            The principal manufacturing equipment currently in use consists of eight poured bar soap production line units, two liquid fill lines, one traditional manufacturing soap line production unit and filler, one candle making line, four high speed wrapping machines and four low speed wrapping machines.

            In addition, the Company has purchased and is in the process of installing four 10,000 gallon storage containers to store the Company's key raw materials. To finance the purchase of the bulk storage containers and related construction, the Company has drawn on its Winthrop March 1999 Capital Lease Line of Credit. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            The Company's existing and future plant and equipment are pledged to secure its outstanding bank loans. Management believes that the Company's properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

            The Company and its client Bath & Body Works were defendants in a lawsuit filed in the Los Angeles Superior Court on April 2, 1997. The plaintiff, Seretha F. Ebraham, claimed, among other things, that a liquid potpourri product manufactured by the Company for Bath & Body Works failed to properly warn the plaintiff of the potential dangers of the product and that she sustained burns from the liquid potpourri as a result of such insufficient warning. The Company's product liability insurer at the time of the occurrence defended the claim. Such insurer settled the lawsuit for $200,000 in damages and $77,000 in attorneys' fees. Management believes that the entire amount of the settlement and costs will be covered by such insurer.

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

            As of March 1, 1999, there were 2,472,727 outstanding shares, approximately 12 holders of record, approximately 650 beneficial holders of the Common Stock, and 675,000 outstanding Warrants to purchase Common Stock. The Warrants are exercisable on or before December 3, 2002 at an exercise price of $4.80 per share. The Company may redeem the Warrants in whole at a price of $.01 per Warrant if the Company's price per share exceeds $5.00 per share for 20 consecutive trading days.

            The following table sets forth the high and the low bid prices for the Company's Common Stock, Warrants and Units for the fourth quarter 1997 and 1998 as reported on the Nasdaq system. Prior to such time, the Company's Common Stock, Warrants or Units were not publicly traded on a national exchange or automated quotation system.


            Quarter Ended December 31, 1998          High Bid       Low Bid
            -------------------------------          --------       -------
                       Common Stock                   $2.875        $1.3125
                       Warrant                        $.6875         $.25

            Quarter Ended September 30, 1998         High Bid       Low Bid
            --------------------------------         --------       -------
                       Common Stock                  $2.9375         $1.25
                       Warrant                        $.625         $.4375

            Quarter Ended June 30, 1998              High Bid       Low Bid
                       Common Stock                  $3.4375        $2.6875
                       Warrant                        $.6875        $.4375

            Quarter Ended March 31, 1998             High Bid       Low Bid
            ----------------------------             --------       -------
                       Common Stock                   $3.75          $3.25
                       Warrant                         $.75          $.625

            Quarter Ended December 31, 1997(1)       High Bid       Low Bid
            -------------------------------          --------       -------
                       Unit                           $8.25          $8.00
                       Common Stock                    N/A            N/A
                       Warrant                         N/A            N/A

            ---------

            (1) Period from December 4, 1997 (the first day of trading after the effective date of Company's initial public offering) through December 31, 1997. From December 4, 1997 through December 31, 1997, the Common Stock and the Warrants traded as part of the Units but did not trade separately. The Common Stock and Warrants began separate trading on January 8, 1998. At such time, the Units were delisted at the request of the Company

            The last sales price on March 10, 1999 was $2.125 per share for the Common Stock and $.40625 per Warrant.

DIVIDEND POLICY

            The Company did not issue any dividends to stockholders during the fiscal years 1997 or 1998. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's bank loan restricts the payment of any dividends or purchase by the Company of any shares of Common Stock without the prior written consent of the lender. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

RESULTS OF OPERATIONS

            The following table sets forth for the periods indicated certain items in the Company's Statements of Operations expressed as a percentage of net sales for that period:

                                                          Year Ended
                                                         December 31,
                                                     --------------------
                                                      1998          1997
                                                      ----          ----
            Net Sales ............................    100%           100%
            Costs of Goods Sold ..................   85.0%          74.3%
            Gross Profit .........................   15.0%          25.7%
            Operating Expenses
                 Sales and Marketing .............    8.9%           5.3%
                 General & Administrative ........   16.8%          13.3%
                 Interest Expense ................    2.5%           3.0%
            Net Income ...........................   (9.2%)          2.5%


YEARS ENDED DECEMBER 31, 1998 AND 1997

            NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $9,247,000 in 1998 from $9,185,000 in 1997, an increase of 0.7%. This small increase in net sales is attributed primarily to the fact that the Company's 1998 expansion was not fully completed until the end of the fourth quarter of 1998, approximately six months later than expected. This delay meant that the Company could not begin to use its expanded production capabilities until first quarter of 1999. As a result, the Company's sales efforts in 1998 were restricted by production capacity and its inability to manufacture new product lines contemplated by the expansion.

            GROSS PROFIT. Gross profit decreased in 1998 to $1,391,000 from $2,392,000 in 1997, a decrease of 41.8%. Gross profit margin also decreased from 25.7% in 1997 to 15.0% in 1998. This decrease in gross profit and gross profit margin is attributed to flat net sales growth coupled with an increase in cost of sales. The increase in cost of sales is attributed primarily
(i) to a disposal of inventory for no proceeds in the fourth quarter and inventory shrinkage, valued in the aggregate at approximately $200,000, and (ii) increased direct factory costs, primarily labor costs related to production inefficiencies. Production inefficiencies resulted from a lack of sufficient manufacturing and storage space pending the Company's expansion, which increased in the fourth quarter due to higher holiday season production levels. Labor costs also increased in the fourth quarter because the Company began to hire additional workers in anticipation of production of the Bath & Body Works purchase order.

            The Company does not expect any significant disposal of inventory in 1999. The Company also expects that labor costs as a percentage of sales (23.8% in 1998) will decline in 1999. As a result of the new expansion, an improvement in labor efficiency is expected in 1999 due to new equipment and the possibility for more efficient production scheduling. The Company also expects that product margins will improve in 1999 with increased sales of new higher margin product lines, particularly the scented candle product line.

            OPERATING EXPENSES. Operating expenses increased in 1998 by 45.5% and increased as percentage of net sales; $2,539,000 or 27.5% of net sales in 1998, as compared to $1,745,000 or 19.0% of net sales in 1997. Operating expenses increased as a percentage of net sales primarily due to increased sales and marketing expenses and to increased general and administrative expenses.

            A major component of the increase in sales and marketing expenses was salaries related to the five sales positions added in 1998. Sales and marketing related salaries increased to $360,000, or 3.9% of net sales in 1998, over $68,000 or .7% of net sales in 1997. Also, travel expenses due to the increased sales and marketing efforts increased to $119,000 or 1.2% of net sales in 1998 over $55,000 or .6% of net sales in 1997. The Company expects that these additional investment costs will begin to be recovered in 1999 as revenue increases due to the sales efforts begun in 1998.

            General and administrative expenses increased to $1,552,000 in 1998 from $1,101,000 in 1997, and increased as a percentage of net sales to 16.8% in 1998 from 12.0% in 1997. This increase was due to higher legal and professional expenses incurred by the Company in order to fulfill its expanded duties and obligations as a public company and higher insurance costs due to larger payrolls and expanded property and equipment coverage.

            INTEREST EXPENSE. Interest expense decreased to $230,000 in 1998 from $278,000 in 1997, and decreased as a percentage of net sales to 2.5% of net sales in 1998 from 3.0% in 1997. This decrease in interest expense is due to the payoff of the Company's short-term working capital loan due to Norwest Bank Texas, South Central prior to establishing a new banking relationship.

            PROVISION (BENEFIT) FOR INCOME TAXES. As a result of the Company's loss before income taxes in 1998, the Company recognized a benefit for income taxes of $485,000 in 1998 compared to a provision for income taxes of $147,000 in 1997 and recorded a net deferred tax asset of $360,000 in 1998 compared to a net deferred tax liability of $11,000 in 1997. The Company expects to utilize approximately $138,000 of the 1998 deferred tax asset as a carry-back against income taxes previously paid, and believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the remainder of the deferred tax asset, primarily because of the additional $6 million of revenues expected in 1998 from the Bath & Body Works letter of commitment.

YEARS ENDED DECEMBER 31, 1997 AND 1996

            NET SALES. Net sales increased significantly to $9,185,000 in 1997 from $7,336,000 in 1996, an increase of 25.2%. Such an increase was attributed primarily to the new marketing strategy begun in 1996 toward higher margin products and the Company's introduction of its Soap Making Kits.
Substantial sales increases were recognized during 1997 as new accounts and product lines were added.

            GROSS PROFIT. Gross profit increased in 1997 to $2,362,000 from $1,851,000 for 1996. This was a 27.6% increase in 1997 over 1996. Gross profit margin also increased slightly from 25.2% in 1996 to 25.7% in 1997. The Company attributed the increase in gross profit and gross profit margin to its continuing strategy of changing its product mix toward higher margin products.

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

            INTEREST EXPENSES. Interest expense increased to $278,000 or 3.0 % of net sales in 1997 from $226,000 or 3.1% of net sales in 1996. The increase in interest expense was due primarily to the fact that substantial amounts remained outstanding under the Company's revolving loans with Norwest Bank Texas, South Central for most of 1997 to fund working capital. See Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity, other than proceeds of the Company's 1997 initial public offering ("IPO"), are cash flow from operations, bank borrowings, and lease financing.

            In April 1998, the Company entered into a loan agreement ("Loan Agreement") with Chase Bank of Texas, National Association ("Lender") to provide
(a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. As of December 31, 1998, the entire Term Loan had been drawn.

            On January 25, 1999, the Company and the Lender amended the Loan Agreement to provide for an additional term loan of $400,000 with a maturity of February 2004 ("Additional Term Loan"). Such amendment also provided for an increase in the amount available under the Revolving Note to include the lesser of 80% of eligible accounts receivable or $2,000,000. As of March 1, 1999, the Company had no remaining excess borrowing capacity under the Revolving Note and had fully drawn down the Additional Term Loan. See "Item
1. Description of Business - Bath & Body Works Purchase Order."

            The interest on each of the Term Loan, the Additional Term Loan and the Revolving Note will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. Currently, the Company has elected to pay interest at the LIBOR Rate plus LIBOR margin on the Term Loan, which interest rate was 9.0625% as of March 1, 1999. The Company elected to pay interest at the Prime Rate on the Revolving Note and the Additional Term Loan, which interest rate was 7.75% as of March 1, 1999. The Company and Lender have also entered into an interest rate risk management program for the term loans, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan and Additional Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

            Interest on each of the Term Loan, the Additional Term Loan and the Revolving Note is payable monthly. The Company is required to twice prepay the Revolving Note and maintain a zero balance for 30 consecutive days during each year the Revolving Note is outstanding, once before April 8, 1999 and once after April 9, 1999 but prior to maturity. The Lender waived the Company's requirement to prepay the Revolving Note and maintain a zero balance for 30 consecutive days before April 8, 1999. Principal on the Term Loan is payable in monthly installments which began on January 8, 1999 of approximately $9,500 per month, increasing to approximately $12,700 per month after April 2001.

            Among other requirements, the Loan Agreement, as amended, currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than 1.50 to 1.00; and (c) a debt service coverage ratio of not less than 1.75 to 1.00. Prior to the January 25, 1999 amendment of the Loan Agreement, there was a requirement that the Company maintain a fixed charge coverage ratio of not less than 1.20 to 1.00 rather than the ratio required in (c) above. At December 31, 1998, the Company was not in compliance with the debt to tangible net worth ratio or the prior fixed charge coverage ratio, and the Company has received a waiver from the Lender through December 31, 1998 for both of these events of non-compliance.

            For both of these events of non-compliance, management believes that based upon current financial projections the Company may not comply with certain financial ratio covenants currently specified during the year ending December 31, 1999. Management is working with the Lender and anticipates resetting the specified financial ratios defined in the Loan Agreement, as amended, in the first quarter of fiscal 1999. Management has already received proposed covenant changes from the Lender and is not aware of any events or circumstances that would preclude the Company from successfully resetting the financial covenants in fiscal 1999.

            The Loan Agreement, as amended, also limits indebtedness by the Company, restricts borrowing under certain equipment leases to $2,000,000, restricts the Company from making or incurring capital expenditures exceeding $2,000,000 in any 12 month period, restricts indebtedness in connection with acquisition of equipment to $200,000 and limits sales of assets. The Loan

Agreement also restricts the Company from making any dividends or distributions on its capital stock unless net income equals or exceeds $2,000,000, repurchasing or redeeming any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), paying any bonus or other non-salary compensation, replacing its President or Chief Financial Officer, or entering into certain related party transactions without prior written consent of Lender.

            The Company used approximately $1,191,000 of the aggregate Term Loan proceeds to repay loans to Norwest Bank of Texas, and the Company used approximately $1,109,000 to finance the expansion of its plant and facility. The Company used approximately $1,200,000 of the Revolving Note for working capital, including payment of vendors and payroll expense. In addition, the Company used approximately $300,000 for down payments on manufacturing and production equipment. The Company has used the proceeds of the Additional Term Loan to finance the 1999 facility expansion, remodel approximately 5,000 square feet of existing space into a soap curing area and for reimbursement of expenses relating to the construction of a candle room. The Company currently anticipates that it will make periodic payments on all such loans out of future cash flows generated by the Company.

            The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. Payments for 1998 aggregated $208,000 under short term capital leases and $376,000 under long term capital leases. The leases currently in effect have maturity dates ranging from 1999 to 2002. Such leases, some of which are personally guaranteed by the current and former Chief Executive Officers of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

            The Company and KCCI entered into the KCCI Lease Line of Credit, which allows for a $1,562,000 leasing line of credit. The equipment currently leased under this agreement includes two poured soap lines dedicated to manufacturing glycerin soap, four high speed wrapping machines and one candle making line. The Company began drawing on the KCCI Lease Line of Credit in August 1998 and had drawn $1,562,000 by December 31, 1998. The Chief Executive Officer of the Company has personally guaranteed the KCCI Lease Line of Credit. Payments under the KCCI Lease Line of Credit are approximately $288,400 per year or $24,000 per month.

            The Company relied on the Winthrop January 1999 Lease Line of Credit in the amount of $477,000 to finance one traditional soap making line. The Company has fully utilized this line of credit. Payments under the Winthrop January 1999 Lease Line of Credit are approximately $180,000 per year or $15,000 per month.

            The Company has recently purchased and is in the process of installing four 10,000 gallon storage containers to store the Company's key raw materials. To finance the purchase of the bulk storage containers and related construction, the Company drew on a Winthrop Resources, Inc. Capital Lease Line of Credit in the amount of approximately $300,000 ("Winthrop March 1999 Lease Line of Credit"). Annual and monthly payments under the Winthrop March 1999 Lease Line of Credit have not yet been fixed.

            In addition, the Company has receive a commitment to enter into a lease line of credit from Amembal Capital Corporation in the total amount of approximately $416,000 to finance three poured soap lines dedicated to manufacturing glycerin soap and required to complete the 1999 expansion. As of March 1, 1999, the Company had not negotiated or signed any final agreements with Amembal

Capital Corporation with respect to such lease line of credit. Under the current commitment letter, the payments would be approximately $70,900 per year or $5,900 per month.

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

FORWARD LOOKING INFORMATION

            Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results, and the Company's ability to meet its working capital and capital expenditure needs and the anticipated liquidity, the effect of the Company's 1998 and 1999 expansions, the Bath & Body Works letter of commitment, utilization of the Company's deferred tax asset, amendments to the financial ratio loan covenants, the reduction of labor costs as a percentage of net sales are forward-looking and therefore are subject to certain risks and uncertainties. Any forward-looking information regarding the operations of the Company will be affected by the Company's ability to successfully complete its expansion in a timely and cost effective fashion, to efficiently manage and operate its facility as expanded, to manage effectively its costs of operation, the Company's ability to successfully increase its marketing and sales efforts in order to take advantage of its increased production facilities, successfully and efficiently manufacturing and delivering product under to Bath & Body Works, the continued receipt of large orders from the Company's significant customers including Bath & Body Works, and the ability of the Company and Lender to agree on amended financial covenants. Any forward looking information regarding an increase of the Company's gross profit margin will be affected by the Company's ability to implement its strategy of focusing on the sales of higher margin products as well as the Company's ability to efficiently utilize its expanded facilities. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential production.

ITEM 7.  FINANCIAL STATEMENTS.

            The following financial statements are included on the pages indicated:

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Report of Independent Auditors.............................................  F-1

Balance Sheets as of December 31, 1997 and 1998............................  F-2

Statements of Operations for the years
ended December 31, 1997 and 1998...........................................  F-3

Statements of Shareholders' Equity for the
years ended December 31, 1997 and 1998.....................................  F-4

Statements of Cash Flows for the years
ended December 31, 1997 and 1998...........................................  F-5

Notes to Financial Statements..............................................  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            N/A.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Information regarding directors and executive officers of the company is set forth under "Information concerning Directors, Nominees and Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 13, 1998, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

            Information regarding executive compensation is set forth under "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held April 13, 1998, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held April 13, 1998, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information regarding certain relationships and related transactions is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for 1998 Annual Meeting of Shareholders to be held April 13, 1998, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Number      Description
------      -----------

 * 3.1      Articles of Incorporation, as amended to date

 * 3.2      Amended and Restated By-laws

 + 4.2      Form of Warrant Agreement and Warrant Certificate

o*10.1      1997 Long-Term Incentive Plan

o*10.2      1997 Non-Employee Directors' Stock Option Plan

o*10.3 Employment Agreement, effective December 1997, between Surrey, Inc. and John van der Hagen

o*10.4 Employment Agreement, effective December 1997, between Surrey, Inc. and Martin van der Hagen

o*10.5 Form of Consulting Agreement between the Company and Stuart, Coleman & Co., Inc.

**10.6 Loan Agreement, April 8, 1998, between Company and Chase Bank of Texas, National Association ("Lender")

**10.7      Construction Loan Agreement, April 8, 1998, between Company and
            Lender

**10.8 Security Agreement between Company and Lender securing all obligations of the Company to Lender under the Loan Agreement.

**10.9 Promissory Note, in the face amount of $2,300,000.00, due to Lender April 8, 2005

**10.10     Master Equipment Lease between the Company and Key Corporate
            Capital, Inc.

  10.11 Second Amended Loan Agreement, January 25, 1999, between Company and Lender

  10.12     Construction Loan Agreement, January 25, 1999, between Company and
            Lender

  10.13 Promissory Note, in the face amount of $400,000.00, due to Lender February 8, 2004

  10.14 Promissory Note, in the face amount of $2,000,000.00, due to Lender April 8, 2000

  27        Financial Data Schedule

--------------------
    * incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997 (Reg. No. 333-35757).

    + incorporated by reference to the Company's Amendment No. 1 to the registration statement on Form SB-2 dated November 12, 1997 (Reg. No. 333-35757).

    ** incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998

    ++ incorporated by reference to the Company's quarterly report on Form 10-QSB dated November 16, 1998

    o Items that are management contracts or compensation plans or arrangement required to be filed as an exhibit to the Form 10-KSB and incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997.

(b)     REPORTS ON FORM 8-K

        On November 25, 1998, the Company filed a Form 8-K disclosing that the Company had received a major letter of commitment from Bath & Body Works, a wholly owned subsidiary of The Limited, Inc., to purchase its products. At that time, management estimated the commitment would result in additional revenues of approximately $6,000,000. See "Item 1. Description of Business--Bath & Body Works."

                                   SIGNATURES

            In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          SURREY, INC.

Date:   March 18, 1999                    By   /s/ John B. van der Hagen
                                            ------------------------------------
                                               John B. van der Hagen
                                               Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this 10-KSB has been signed below by the following persons on behalf of the Issuer on March 18, 1999 in the capacities indicated.


/s/ John B. van der Hagen                 Chairman of the Board of Directors and
------------------------------            Chief Executive Officer
John B. van der Hagen


/s/ Martin van der Hagen                  President and Director
------------------------------
Martin van der Hagen


/s/ Mary van der Hagen                    Secretary and Director
------------------------------
Mary van der Hagen


/s/ Bruce A. Masucci                      Director
------------------------------
Bruce A. Masucci


/s/ G. Thomas MacIntosh                   Director
------------------------------
G. Thomas MacIntosh


/s/ Mark J. van der Hagen                 Vice President - Finance and Treasurer
------------------------------
Mark J. van der Hagen

                         Report of Independent Auditors



Board of Directors and Shareholders
Surrey, Inc.


We have audited the accompanying balance sheets of Surrey, Inc. as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surrey, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP


Austin, Texas
February 9, 1999 except for
  Notes 7 and 14, as to which
  the date is March 15, 1999

                                  Surrey, Inc.

                                 Balance Sheets
                        (in thousands, except share data)

                                                                           DECEMBER 31
                                                                      1997            1998
                                                                  -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   3,066       $      77
   Accounts receivable, net of allowance for doubtful accounts
      of $27 and $106 in 1997 and 1998, respectively                    1,427           1,713
   Inventories, net                                                     1,252           2,232
   Prepaid expenses and other current assets                               39             315
   Deferred income taxes                                                   38             182
   Income taxes receivable                                                 42             156
                                                                  -----------------------------
Total current assets                                                    5,864           4,675

Property and equipment, net                                             1,510           3,710
Deferred income taxes                                                      --             178
                                                                  -----------------------------
Total assets                                                        $   7,374       $   8,563
                                                                  =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                           $     630       $   1,159
   Accrued expenses                                                       239             204
   Notes payable                                                          895              --
   Current maturities of long-term debt                                    96             134
   Current maturities of capital lease obligations                         66             208
                                                                  -----------------------------
Total current liabilities                                               1,926           1,705

Long-term debt, less current maturities                                 1,153           3,192
Capital lease obligations, less current maturities                         85             376
Deferred income taxes                                                      49              --

Commitments and contingencies

Shareholders' equity:
   Common stock; no par value; 10,000,000 shares authorized;
      2,472,727 shares issued and outstanding                           4,120           4,099

   Common stock warrants; 737,500 authorized; 675,000
      issued and outstanding                                               65              64
   Accumulated deficit                                                    (24)           (873)
                                                                  -----------------------------
Total shareholders' equity                                              4,161           3,290
                                                                  -----------------------------
Total liabilities and shareholders' equity                          $   7,374       $   8,563
                                                                  =============================

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            Statements of Operations
                      (in thousands, except per share data)

                                                            YEAR ENDED DECEMBER 31
                                                            1997            1998
                                                       -----------------------------
Net sales                                                $   9,185       $   9,247
Cost of sales                                                6,793           7,856
                                                       -----------------------------
Gross profit                                                 2,392           1,391

Operating expenses:
   Research and development                                    154             166
   Sales and marketing                                         490             821
   General and administrative                                1,101           1,552
                                                       -----------------------------
Total operating expenses                                     1,745           2,539
                                                       -----------------------------

Income (loss) from operations                                  647          (1,148)

Other:
   Interest expense                                           (278)           (230)
   Other income                                                  6              44
                                                       -----------------------------
Income (loss) before income taxes                              375          (1,334)

Provision (benefit) for income taxes                           147            (485)
                                                       -----------------------------

Net income (loss)                                        $     228       $    (849)
                                                       =============================


Basic and diluted earnings (loss) per share              $    0.12       $   (0.34)
                                                       =============================

Shares used in computing earnings (loss) per share:
   Basic                                                     1,921           2,473
                                                       =============================
   Diluted                                                   1,921           2,473
                                                       =============================

SEE ACCOMPANYING NOTES.

                                       F-4
                                  Surrey, Inc.

                       Statements of Shareholders' Equity
                        (in thousands, except share data)

                                                     COMMON STOCK          COMMON STOCK WARRANTS
                                            ----------------------------  -----------------------
                                                                                                      RETAINED
                                                                                                      EARNINGS        TOTAL
                                                 SHARES                    WARRANTS                 (ACCUMULATED  SHAREHOLDERS'
                                              OUTSTANDING      AMOUNT     OUTSTANDING    AMOUNT       DEFICIT)        EQUITY
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1996                   2,245,454    $      393            --   $       --    $      605    $      998
   Repurchase of common stock                 (1,122,727)         (393)           --           --          (857)       (1,250)
   Issuance of common stock and warrants
     net of issuance costs of $1,300           1,350,000         4,120       675,000           65            --         4,185
   Net income                                         --            --            --           --           228           228
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1997                   2,472,727         4,120       675,000           65           (24)        4,161
   Payment of issuance costs                          --           (21)           --           (1)           --           (22)
   Net loss                                           --            --            --           --          (849)         (849)
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1998                   2,472,727    $    4,099       675,000   $       64    $     (873)   $    3,290
                                            ===================================================================================

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                        1997            1998
                                                                   -----------------------------
OPERATING ACTIVITIES
Net income (loss)                                                    $     228       $    (849)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Gain on disposal of property and equipment                            --              (2)
      Depreciation                                                         236             279
      Changes in operating assets and liabilities:
         Accounts receivable                                              (115)           (286)
         Inventories                                                       (80)           (980)
         Prepaid expenses and other current assets                          (8)           (276)
         Deferred income taxes                                              15            (371)
         Trade accounts payable                                            (30)            529
         Accrued expenses                                                  149             (35)
         Income taxes receivable/payable                                   (50)           (114)
                                                                   -----------------------------
Net cash provided by (used in) operating activities                        345          (2,105)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                --              10
Acquisition of property and equipment                                     (181)         (1,954)
                                                                   -----------------------------
Net cash used in investing activities                                     (181)         (1,944)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                    713              --
Payment of notes payable                                                (1,797)           (895)
Payment of notes payable to shareholders                                  (182)             --
Proceeds from issuance of long-term debt                                    --           3,300
Payment of long-term debt                                                  (77)         (1,234)
Principal payments on capital lease obligations                            (99)            (89)
Proceeds from issuance of Common Stock and Warrants, net                 4,185              --
Payment of issuance costs                                                   --             (22)
                                                                   -----------------------------
Net cash provided by financing activities                                2,743           1,060

Net change in cash                                                       2,907          (2,989)
Cash and cash equivalents, beginning of period                             159           3,066
                                                                   -----------------------------
Cash and cash equivalents, end of period                             $   3,066       $      77
                                                                   =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                          $     278       $     248
   Income taxes                                                      $     185       $      --

Acquisition of property and equipment via issuance of capital
   leases                                                            $      67       $     522

Acquisition of property and equipment via issuance of long-term
   debt                                                              $      --       $      11

Repurchase of common stock via issuance of a note payable            $   1,250       $      --

SEE ACCOMPANYING NOTES.

                                  Surrey, Inc.

                          Notes to Financial Statements

                                December 31, 1998


1. THE COMPANY

Surrey, Inc. (the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products for major drug, grocery and discount retailers and distributes its products on a nationwide basis. The Company also manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company recently began manufacturing a line of high-end scented candles that compliments its line of home fragrance products. In addition, the Company recently began manufacturing a small amount of traditional bar soap. The Company conducts its business within one industry segment.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Cost includes expenditures for major renewals and improvements and interest costs associated with significant capital additions. For the year ended December 31, 1998, the Company capitalized interest of approximately $23,000 and none in 1997. Equipment includes amounts recorded under capital leases. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to forty years.

                                  Surrey, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets recorded under capital leases are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases, and such amortization is included in depreciation expense. Repairs and maintenance are charged to expense when incurred.

LONG-LIVED ASSETS

Impairment losses are recognized when indicators of impairment are present and the estimated future undiscounted cash flows are not sufficient to recover the assets' carrying value or estimated fair value, less costs to sell. At December 31, 1998 there were no events or circumstances which indicated that long-lived assets of the Company might be impaired.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was approximately $59,000 and $106,000 for the years ended December 31, 1997 and 1998, respectively.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

COMPREHENSIVE INCOME

In 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards for reporting comprehensive income and its components in a full set of financial statements. The adoption of SFAS No. 130 did not have a significant effect on the current financial statement presentation income as the Company has no items of comprehensive income.

SEGMENTS

In 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes reporting standards for a company's operating segments in annual financial statements and the reporting of selected information about operating segments in financial statements. The adoption of Statement No. 131 had no effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, trade accounts payable and accrued expenses are stated at cost which approximates fair value due to the short-term maturity of these instruments. All significant debt instruments carry variable interest rates and their carrying value is considered to approximate fair value.

                                  Surrey, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain prior year financial statement balances have been reclassified to conform with the 1998 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policies are consistent with those of the SOP, and as such, the Company does not expect the SOP to have a significant impact on future operating results.

3. INVENTORIES

The Company's inventories consist of the following (in thousands):

                                                  DECEMBER 31
                                           1997                1998
                                       -------------------------------

       Raw materials                      $  863              $1,307
       Work in progress                      159                 447
       Finished goods                        230                 478
                                       -------------------------------
                                          $1,252              $2,232
                                       ===============================

                                  Surrey, Inc.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                            DECEMBER 31
                                                      1997              1998
                                                  ------------------------------

        Equipment                                   $ 1,892           $ 2,659
        Building                                        899             2,325
        Automobiles                                      94                93
        Furniture and fixtures                           34                96
        Construction in process                          23                --
                                                  ------------------------------
                                                      2,942             5,173
        Accumulated depreciation and amortization    (1,499)           (1,744)
                                                  ------------------------------
                                                      1,443             3,429
        Land                                             67               281
                                                  ------------------------------
        Property and equipment, net                 $ 1,510           $ 3,710
                                                  ==============================

The Company is expanding its production facility. The construction project is expected to be completed in the second quarter of 1999. Estimated cost to complete the construction is approximately $500,000 as of December 31, 1998.

                                  Surrey, Inc.

5. NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                              DECEMBER 31
                                                                       1997                 1998
                                                                   --------------------------------
Borrowings under a $800,000 revolving line of credit, bearing interest at the bank's prime rate plus 1.5% (10% at December
 31, 1997), with interest due monthly and all principal due in
 April 1998. The line is collateralized by accounts receivable, inventory and property and equipment, and is guaranteed by a
 shareholder of the Company.                                         $    700            $     --

Notepayable to a bank, bearing interest at the bank's prime rate plus 2% (10.5% at December 31, 1997), due in monthly
 installments of $5,664 in principal and interest through May
 1998, at which time all outstanding principal and interest are due. The note is collateralized by accounts receivable,
 inventory and property and equipment, and is guaranteed by a
 shareholder of the Company.                                              195                  --
                                                                   --------------------------------
                                                                     $    895            $     --
                                                                   ================================

6. NOTES PAYABLE TO SHAREHOLDERS

In March 1996, the Company issued notes payable totaling $200,000, bearing interest at 12% per annum, to shareholders of the Company. During 1997, the Company made interest payments of approximately $20,000 on such notes. The outstanding balance of $182,000 was paid in December 1997.

                                  Surrey, Inc.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                             DECEMBER 31
                                                                      1997                 1998
                                                                   --------------------------------
Notepayable to a bank, bearing interest at the bank's prime rate plus 1.75% (10.25% at December 31, 1997), due in monthly
 installments of approximately $16,000 in principal and
 interest through November 2006, at which time all
 outstanding principal and interest is due. The note is
 collateralized by accounts receivable, inventory and property and equipment. The note is guaranteed by a shareholder of the
 Company and by the United States Small Business
 Administration. This note was refinanced during 1998.               $1,215              $     --


Borrowings under a $1,000,000 revolving line of credit (the
 "Line"), bearing interest at the bank's prime rate (7.75% at
 December 31, 1998), with interest due monthly and all
 principal due in April 2000. The Line is collateralized by
 accounts receivable, inventory and property and equipment.
 Amounts available under the Line are subject to certain
 borrowing base limitations. The Line was fully drawn as of
 December 31, 1998.                                                      --                 1,000

                                  Surrey, Inc.

7. LONG-TERM DEBT (CONTINUED)

                                                                             DECEMBER 31
                                                                      1997                 1998
                                                                   --------------------------------
Notes payable to a bank under a $2,300,000 construction
 advance (the "Notes") converting to a single term note in
 January 1999, approximately $1,939,000 bearing interest at
 the London Interbank Offered Rate (LIBOR) plus 1.75%
 (8.94% at December 31, 1998) and approximately $361,000
 bearing interest at the bank's prime rate (7.75% at December
 31, 1998), principal payments of approximately $10,000 due
 monthly from January 2000 through April 2000, then
 increasing to approximately $13,000 due monthly through
 April 2005, the maturity date of the Notes. The Notes are
 collateralized by accounts receivable, inventory and property
 and equipment.                                                          --                2,300

Notes payable to various banks for automobiles, bearing interest at rates ranging from 7.75% to 8.75%, due in monthly
 installments of principal and interest of approximately $1,000, maturing at various dates through January 2003. The notes are
 collateralized by the automobiles financed by the notes.                34                   26
                                                                   --------------------------------
                                                                      1,249                3,326
Less current maturities                                                 (96)                (134)
                                                                   --------------------------------
Long-term debt, less current maturities                              $1,153               $3,192
                                                                   ================================

The Line and the Notes contain restrictive covenants which require the Company to maintain certain financial ratios. At December 31, 1998, the Company was in violation of the debt to tangible net worth ratio and the fixed charge coverage ratio. The Company has obtained a waiver from the lender for these violations.

                                  Surrey, Inc.

7. LONG-TERM DEBT (CONTINUED)

Management believes that based upon current financial projections the Company may not comply with certain financial ratio covenants currently specified during the year ending December 31, 1999. Management is working with the pertinent lender and anticipates resetting the specified financial ratios defined in the agreement in the first quarter of fiscal 1999 whereby no violation will occur or exist. Management has already received proposed covenant changes from its lender and is not aware of any events or circumstances that would preclude the Company from successfully resetting the financial covenants in fiscal 1999.

Maturities of long-term debt are as follows for the periods ending December 31 (in thousands):

                    1999                    $  134
                    2000                     1,117
                    2001                       143
                    2002                       156
                    2003                       153
                    Thereafter               1,623
                                          ----------
                    Total                   $3,326
                                          ==========

                                  Surrey, Inc.

8. LEASES

The Company leases certain equipment under capital and operating leases. Commitments for minimum rentals under non-cancelable leases as of December 31, 1998 are as follows (in thousands):

                      YEAR ENDING DECEMBER 31,      CAPITAL LEASES         OPERATING LEASES
       ----------------------------------------------------------------------------------
                                1999                   $   254                $    166
                                2000                       204                     166
                                2001                       172                     166
                                2002                         5                     166
                                2003                        --                     166
                                Thereafter                  --                     291
                                                     -----------------------------------
       Total minimum lease payments                        635                   1,121
                                                                           =============
       Less amount representing interest                   (51)
                                                     --------------
       Present value of minimum lease payments             584
       Less current maturities                            (208)
                                                     --------------
                                                       $   376
                                                     ==============

Rent expense was approximately $11,000 and $43,000 in 1997 and 1998, respectively.

Property and equipment include the following amounts for capitalized leases at December 31, 1997 and 1998 (in thousands):

                                                       1997                 1998
                                                   -------------------------------

Equipment                                            $  277               $  748
Less accumulated amortization                        $ (111)                (117)
                                                   -------------------------------
                                                     $  166               $  631
                                                   ===============================

                                  Surrey, Inc.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                      DECEMBER 31
                                               1997               1998
                                            -----------------------------

Deferred tax liabilities:
   Tax over book depreciation                 $(49)               $(59)
                                            -----------------------------
Total deferred tax liabilities                 (49)                (59)

Deferred tax assets:
   Net operating losses                         --                 237
   Allowance for doubtful accounts              11                  39
   Reserves for inventory and other             27                 143
                                            -----------------------------
Total deferred tax assets                       38                 419
                                            -----------------------------
Net deferred tax assets (liabilities)         $(11)               $360
                                            =============================

The Company has net tax operating losses of approximately $640,000 which will expire in 2018, if not utilized.

                                  Surrey, Inc.

9. INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31
                                                   1997          1998
                                                ---------     ----------

         Current:
            Federal                               $119          $(105)
            State                                   11             (9)
                                                ---------     ----------
         Total current                             130           (114)

         Deferred:
            Federal                                 15           (341)
            State                                    2            (30)
                                                ---------     ----------
         Total deferred                             17           (371)
                                                ---------     ----------
                                                  $147          $(485)
                                                =========     ==========

The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is:

                                                 YEAR ENDED DECEMBER 31
                                                   1997          1998
                                                ---------     ----------

         Tax at federal statutory rate              34%          (34)%
         State taxes (net of federal benefit)        3            (3)
         Permanent items and other                   2             1
                                                ---------     ----------
                                                    39%          (36)%
                                                =========     ==========

                                  Surrey, Inc.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                       1997           1998
                                                                  -----------------------------
Numerator:
   Net income (loss)                                                $      228     $     (849)
                                                                  -----------------------------
   Numerator for basic and diluted earnings (loss) per share -
      income (loss) available to common shareholders                $      228     $     (849)
                                                                  =============================

Denominator:
   Denominator for basic earnings (loss) per share - weighted-
      average shares                                                     1,921          2,473
   Effect of dilutive securities:
      Employee stock options                                                --             --
      Non-employee directors' stock options                                 --             --
                                                                  -----------------------------
   Dilutive potential common shares                                         --             --
                                                                  -----------------------------
   Denominator for diluted earnings (loss) per share - adjusted
      weighted-average shares and assumed conversions                    1,921          2,473
                                                                  =============================

Basic and diluted earnings (loss) per share                         $     0.12     $    (0.34)
                                                                  =============================

Options to purchase 305,500 shares of common stock at exercise prices ranging from $4.00 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

                                  Surrey, Inc.

11. SHAREHOLDERS' EQUITY

STOCK REPURCHASE

On August 15, 1997, the Company entered into a Stock Purchase Agreement to purchase 50% of the then outstanding capital stock of the Company (1,122,727 shares) for $1,250,000 from a shareholder. The purchase price was payable in the form of a non-interest bearing promissory note. The promissory note was paid in December 1997. The shares repurchased by the Company were canceled.

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

WARRANTS

As of December 31, 1998, the Company had outstanding 675,000 warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $4.80 per share. The warrants expire on December 9, 2002. The warrants have a call provision whereby the Company may call the warrants at a price of $0.01 per warrant at any time that the market value of the common stock exceeds $5.00 per share for a period of twenty consecutive trading days. The warrants trade on the Nasdaq SmallCap Market.

Also outstanding as of December 31, 1998, were warrants with which the Underwriter of the Company's initial public offering could purchase from the Company an aggregate of 62,500 Units at $9.75 per Unit. The warrants expire on December 2, 2002.

                                  Surrey, Inc.

11. SHAREHOLDERS' EQUITY (CONTINUED)

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

Stock appreciation rights may be granted by themselves or in tandem with a stock option. Stock appreciation rights granted in tandem with an option shall become nonexercisable upon the exercise of the option and an option granted in tandem with stock appreciation rights shall become nonexercisable upon the exercise of the rights. The term of stock appreciation rights shall not exceed 10 years from the date of grant. No grants of stock appreciation rights had been made as of December 31, 1998.

Restricted stock shall be subject to a restricted period as determined by the Board of Directors. The Board of Directors may provide for the lapse of restrictions in installments, upon the occurrence of certain events, or upon other terms and conditions as the Board of Directors deems appropriate. No grants of restricted stock had been made as of December 31, 1998.

Performance awards shall be awarded to individuals specified by the Board of Directors based upon the achievement of long-term performance goals. The Board of Directors shall define performance objectives with a performance period of not less than five years, and establish a fixed or variable value for each performance award (which may be expressed in terms of specified dollar amounts or a specified number of shares) at the date of the award. Payments related to performance awards may be made in lump sum or in installments, and shall be subject to such vesting, deferral or other terms and conditions as the Board of Directors may determine. No grants of performance awards had been made as of December 31, 1998.

                                  Surrey, Inc.

11. SHAREHOLDERS' EQUITY (CONTINUED)

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

A summary of the Company's stock option activity and related information follows:

                                                            WEIGHTED-
                                                             AVERAGE       RANGE OF
                                                            EXERCISE       EXERCISE
                                             SHARES          PRICES        PRICES
                                          ---------------------------------------------
Options outstanding December 31, 1996             --      $       --     $         --
   Granted                                   305,500            4.07      4.00 - 4.40
   Exercised                                      --              --               --
   Canceled                                       --              --               --
                                          ---------------------------------------------
Options outstanding December 31, 1997        305,500            4.07      4.00 - 4.40
   Granted                                    30,000            4.00               --
   Exercised                                      --              --               --
   Canceled                                  (30,000)           4.00               --
                                          ---------------------------------------------
Options outstanding December 31, 1998        305,500      $     4.07     $4.00 - 4.40
                                          =============================================

                                  Surrey, Inc.

11. SHAREHOLDERS' EQUITY (CONTINUED)

The following is additional information relating to options outstanding at December 31, 1998:

       Exercisable                                                64,000
       Weighted-average exercise prices of options exercisable     $4.08
       Weighted-average remaining contractual life of options
         outstanding at December 31, 1998                        8.12 years

The Company has elected to account for its employee stock options under APB 25. As a result, pro forma information regarding net income and income per share is required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No.
123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997            1998
                                                   -----------------------------

Risk-free interest rate                                6%             6%
Dividend yield                                         0%             0%
Expected life                                          5 years        5 years
Volatility factor                                      0.215          0.260

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

                                  Surrey, Inc.

11. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               DECEMBER 31
                                                           1997           1998
                                                         -----------------------

Pro forma net income (loss) (in thousands)                 $ 219         $ (971)
Pro forma basic and diluted earnings (loss) per share      $0.11         $(0.39)

The exercise price of some options differed from the market price of the stock on the grant date. The following is a summary of the weighted-average fair values and exercise prices for such options:

                                                      DECEMBER 31
                                               1997                 1998
                                      ------------------------------------------
                                         FAIR    EXERCISE      FAIR    EXERCISE
                                        VALUE     PRICE       VALUE     PRICE
                                      ------------------------------------------

Stock price equal to exercise price     $2.45      $4.00      $   --     $  --
Stock price less than exercise price    $2.37      $4.40      $ 0.77     $4.00

SHARES RESERVED

Common stock reserved at December 31, 1998 consists of the following:

         For exercise of stock options                 450,000
         For exercise of common stock warrants         675,000
         For exercise of Unit warrants                 187,500
                                                   -------------
                                                     1,312,500
                                                   =============

                                  Surrey, Inc.

12. CONCENTRATIONS OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS

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

For the years ended December 31, 1997 and 1998, sales to one customer amounted to approximately $3,158,000 and $2,443,000, respectively, representing 34% and 26% of net sales, respectively.

13. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

14. SUBSEQUENT EVENTS

In January 1999, the Company amended its existing line of credit and construction advance loan agreements to increase borrowing capacity under such agreements by $1,000,000 and $400,000, respectively. Additional credit available under the line of credit will be used for working capital purposes.
Additional credit available under the construction advance loan will be used for plant expansion.

In addition, between January 1, 1999 and March 15, 1999, the Company entered into capital leases for equipment in the amount of $777,000 and entered into operating leases for additional equipment valued at $981,000.