Form 10QSB
period 1999-03-31
SURREY INC
filed 1999-05-14
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

      On May 14, 1999, the registrant had 2,472,727 outstanding shares of common stock, no par value.

      Transitional Small Business Disclosure Format (check one);
Yes ___   No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                 Statements of Operations for the Quarter and Three Months Ended March 31, 1999 and March 31, 1998

                 Balance Sheet as of March 31, 1999 and December 31, 1998

                 Statements of Cash Flows for the Quarter and Three Months Ended March 31, 1999 and March 31, 1998

                 Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I:  ITEM 1.  FINANCIAL STATEMENTS


SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31,
                                                     ------------------------
                                                       1999             1998
                                                     -------          -------
Net sales                                            $ 3,332          $ 1,902
Cost of sales                                        $ 2,762          $ 1,365
                                                     -------          -------

Gross profit                                         $   570          $   537

Operating expenses:
     Sales and marketing                             $   284          $   166
     General and administrative                      $   539          $   378
                                                     -------          -------

Total operating expenses                             $   823          $   544

Income (loss) from operations                        $  (253)         $    (7)

Other:
     Interest expense                                $  (112)         $   (32)
     Other income                                    $     0          $    25
                                                     -------          -------

Income (loss) before income taxes                    $  (365)         $   (14)

Income tax (benefit) provision                       $  (111)         $    (5)
                                                     -------          -------

Net Income (loss)                                    $  (254)         $    (9)
                                                     -------          -------

Basic and diluted earnings (loss) per share          $ (0.10)         $  0.00

Shares used in computing earnings per share:
     Basic                                             2,473            2,473
     Diluted                                           2,473            2,473


SEE ACCOMPANYING NOTES

SURREY, INC
BALANCE SHEET
(IN THOUSANDS)
                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
                                                        -------       -------
ASSETS
Current assets:
     Cash and cash equivalents                          $     0       $    77
     Accounts receivable                                $ 2,435       $ 1,713
     Inventories, net                                   $ 2,362       $ 2,232
     Prepaid expenses and other current assets          $   229       $   315
     Deferred income taxes                              $   146       $   182
     Income taxes receivable                            $   232       $   156
                                                        -------       -------

Total current assets                                    $ 5,404       $ 4,675

Property and equipment, net                             $ 4,110       $ 3,710
Deferred income taxes                                   $   250       $   178
                                                        -------       -------

Total assets                                            $ 9,764       $ 8,563
                                                        =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                             $ 1,630       $ 1,159
     Accrued expenses                                   $   154       $   204
     Notes payable                                      $     0       $     0
     Current maturities of long-term debt               $   129       $   134
     Current maturities of capital lease obligations    $   210       $   208
                                                        -------       -------

Total current liabilities                               $ 2,123       $ 1,705

Long-term debt, less current maturities                 $ 4,274       $ 3,192
Capital lease obligations, less current maturities      $   331       $   376
Deferred income taxes                                   $     0       $     0

Commitments and contingencies

Shareholders' equity:

     Common stock; no par value                         $ 4,099       $ 4,099
     Common stock warrants                              $    64       $    64
     Retained deficit                                   $(1,127)      $  (873)
                                                        -------       -------

Total shareholders' equity                              $ 3,036       $ 3,290
                                                        -------       -------

Total liabilities and shareholders' equity              $ 9,764       $ 8,563
                                                        =======       =======


SEE ACCOMPANYING NOTES.

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31,

                                                        1999          1998
                                                      -------       -------
OPERATING ACTIVITIES
Net income (loss)                                     $  (254)      $    (9)
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                       $    87       $    61
   Changes in operating assets and liabilities:
   Accounts receivable                                $  (722)      $   264
   Inventories                                        $  (130)      $  (256)
   Prepaid expenses and other current assets          $    86       $  (238)
   Trade accounts payable                             $   471       $    37
   Accrued expenses                                   $   (50)      $  (202)
   Income taxes receivable/payable                    $  (112)      $    (5)
                                                      -------       -------

Net cash provided by (used in) operating activities   $  (624)      $  (348)

INVESTING ACTIVITIES
Acquisition of property and equipment                 $  (487)      $  (680)
                                                      -------       -------

Net cash used in investing activities                 $  (487)      $  (680)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable               $   800       $     0
Payment of notes payable                              $     0       $  (895)
Proceeds from issuance of long-term debt              $   311       $     0
Payment of long-term debt                             $   (34)      $   (28)
Proceeds from capital lease obligations               $     7       $     0
Principal payments on capital lease obligations       $   (50)      $   (20)
Payment of deferred financing costs                   $     0       $   (22)
                                                      -------       -------

Net cash provided (used) by financing activities      $ 1,034       $  (965)

Net increase (decrease) in cash                       $   (77)      $(1,993)
Cash and cash equivalents, beginning of period        $    77       $ 3,066
                                                      -------       -------

Cash and cash equivalents, end of period              $     0       $ 1,073
                                                      =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                           $   112       $    35
   Income taxes                                       $     0       $     0
Acquisition of property and equipment
      via issuance of capital leases                  $     7       $    22


SEE ACCOMPANYING NOTES

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.    ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1998.


2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three months ended
                                                                            March 31,
                                                                     ---------------------
                                                                       1999          1998
                                                                     -------       -------
Numerator:

   Net income  (loss)                                                $  (254)      $    (9)

   Numerator for basic and diluted earnings (loss) per share -
      income (loss) available to common stockholders                 $  (254)      $    (9)
                                                                     =======       =======

Denominator:

   Denominator for basic earnings (loss) per share - weighted -
      average shares                                                   2,473         2,473
                                                                     -------       -------

   Denominator for diluted earnings (loss) per share - adjusted
      weighted - average shares and assumed conversions                2,473         2,473
                                                                     =======       =======

Basic earnings (loss) per share                                      $ (0.10)      $ (0.00)
                                                                     =======       =======

Diluted earnings (loss) per share                                    $ (0.10)      $ (0.00)


Options to purchase 305,000 shares of common stock at $4.00 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 1999 and 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefor, the effect would be antidilutive.


3.    CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.


4.    LONG-TERM DEBT

As of March 31, 1999, the Company was not in compliance with a certain financial covenant specified in their term loan and line of credit agreements. The Company has received a waiver from the lender for such violation.

PART I:  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

            NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $3,332,000 for the three months ended March 1999 from $1,902,000 for the three months ended March 1998, an increase of 75.2%. This substantial increase is primarily attributable to the opening order shipments (initial shipment of products to stock stores shelves) for two major accounts, Bath and Body Works glycerine soap and Minnetonka Brands "Star Wars" soap project for retail distribution. Now that the Company's expansion is complete and all of the new manufacturing equipment is on-line and fully operational, the Company's sales staff has been able to begin marketing new product lines to take full advantage of the new manufacturing facilities. Therefore, the Company expects increased sales during each quarter of 1999.

            GROSS PROFIT. Gross profit increased for the three months ended March 1999 to $570,000 from $537,000 for the comparable three month period in 1998. Gross profit margin for the same period decreased from 28.2% in 1998 to 17.1% in 1999. This decrease in gross profit margin is attributed to the build up of materials and the hiring of additional production workers to fully staff three production shifts required to enter into full production for the Bath and Body Works and Minnetonka Brands soap projects. Full production was achieved in March 1999. The Company expects that the new expansion and the installation of more labor efficient production equipment, coupled with increased sales, will allow the Company to reap the benefits of improved economy's of scale with the gross profit margin showing continued improvement throughout 1999.

            In addition, the Company also expects that profit margins will improve in 1999 with increased sales of new higher margin product lines, particularly the scented candle product line.

            OPERATING EXPENSES. Operating expenses in the first three months of 1999 increased by 52.2%, but decreased as a percentage of net sales; $828,000 (or 24.9% of net sales) in 1999, as compared to $544,000 (or 28.6% of net sales) for the comparable period in 1998. Operating expenses increased due to increased sales efforts, but decreased as a percentage of net sales primarily because the significant increase in net sales had a positive effect on the ratio of net sales to fixed operating expenses. The Company expects this favorable trend in the ratio between net sales and fixed operating expenses to continue throughout 1999.

            The increase in sales and marketing expenses from $166,000 (or 8.7% of net sales) in 1998 to $284,000 (or 8.6% of net sales) in 1999 was due mainly to increased advertising and increased sales commissions, based on increased sales.

            General and administrative expenses increased from $378,000 (or 19.9% of net sales) in 1998 to $544,000 (or 16.3% of net sales) for 1999, primarily due to increased salaries for sales and marketing personnel.

            INTEREST EXPENSE. Interest expense of $112,000 (3.4% of net sales) in March 1999 increased significantly as compared to $32,000 (1.7% of net sales) in March 1998. This increase is due to the Company's increased borrowings in connection with its expansion. Increased interest obligations resulted as the Company increased its long-term debt to fund the new facility expansion, incurred lease financing of $2,000,000 for new manufacturing equipment, and increased its short-term borrowings for working capital purposes related to increased sales efforts.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity, other than proceeds of the Company's 1997 initial public offering ("IPO") which were fully expended in 1998, are cash flow from operations, bank borrowings, and lease financing.

            In April 1998, the Company entered into a loan agreement with Chase Bank of Texas, National Association ("Lender") to provide (a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. The entire Term Loan has been drawn.

            On January 25, 1999, the Company and the Lender amended the Loan Agreement to provide for an additional term loan of $400,000 with a maturity of February 2004 ("Additional Term Loan"). Such amendment also provided for an increase in the amount available under the Revolving Note to include the lesser of 80% of eligible accounts receivable or $2,000,000. As of March 31, 1999, the Company had no remaining excess borrowing capacity under the Revolving Note and had fully drawn down the Additional Term Loan.

            Effective March 31, 1999, the Company and the Lender again amended the Loan Agreement to provide for reduced financial covenants, in particular the debt to tangible net worth ratio and the debt service coverage ratio.

            The interest on each of the Term Loan, the Additional Term Loan and the Revolving Note will, at the Company's option, float at either the lender's Prime Rate or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which will range from 1.75% to 2.25% depending on the Company's debt to tangible net worth ratio. Currently, the Company has elected to pay interest at the LIBOR Rate plus LIBOR margin on the Term Loan, which interest rate was 7.25% as of May 12, 1999. The Company elected to pay interest at the Prime Rate on the Revolving Note and the Additional Term Loan, which interest rate was 7.75% as of May 12, 1999. The Company and Lender have also entered into an interest rate risk management program for the term loans, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan and Additional Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

            Interest on each of the Term Loan, the Additional Term Loan and the Revolving Note is payable monthly. Under the amended Loan Agreement, the Company is required to pay down the Revolving Note and maintain a zero balance for 30 consecutive days once during the period after April 9, 1999 and prior to maturity in April 2000. Principal on the Term Loan is payable in monthly installments which began on January 8, 1999 of approximately $9,500 per month, increasing to approximately $12,700 per month after April 2001.

            Among other requirements, the Loan Agreement, as amended, currently contains the following covenants, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than (i) 2.00 to 1.00 as of March 31, 1999, and (ii) 1.75 to 1.00 as of the end of each calendar quarter thereafter; and (c) a debt service coverage ratio of not less than (i) 1.00 to 1.00 for the quarter ending June 30, 1999, based on the results of operations for the 1999 calendar year to date, (ii) 1.25 to 1.00, as of September 30, 1999, based on yearly operations to date, and (iii)
2.00 to 1.00, as of December 31, 1999 and each calendar quarter thereafter, based on results of operations for the previous four calendar quarters. At March 31, 1999, the Company was in compliance with the covenant set forth in item (a) above, but was not in compliance with item (b), its required debt to tangible net worth ratio. The Lender has waived such non-compliance for first quarter of 1999. Item (c), the debt service coverage ratio, is not tested for first quarter.

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

            The Company used approximately $1,191,000 of the aggregate Term Loan proceeds to repay loans to Norwest Bank of Texas, and the Company used approximately $1,109,000 to finance the expansion of its plant and facility. The Company used approximately $1,200,000 of the Revolving Note for working capital, including payment of vendors and payroll expense. In addition, the Company used approximately $300,000 for down payments on manufacturing and production equipment and the balance for general working capital needs. The Company used the proceeds of the Additional Term Loan to finance the 1999 facility expansion, remodel approximately 5,000 square feet of existing space into a soap curing area, and for reimbursement of expenses relating to the construction of a candle room. All periodic payments on all such loans are to be paid out of future cash flows generated by the Company.

            The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. The capital leases currently in effect have maturity dates ranging from dates during 1999 to 2002. Such leases, some of which are personally guaranteed by the current and former Chief Executive Officers of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

            The Company has a lease line of credit (the "KCCI Lease Line of Credit") with Key Corporate Capital, Inc. ("KCCI") which allows for a $1,562,000 leasing line of credit. The equipment currently leased under this agreement includes two poured soap lines dedicated to manufacturing glycerin soap, four high speed wrapping machines and one candle making line. The Company began drawing on the KCCI Lease Line of Credit in August 1998 and had drawn the entire amount by December 1998. The Chief Executive Officer of the Company has personally guaranteed the KCCI Lease Line of Credit. Payments under this line are approximately $288,400 per year or $24,000 per month.

            The Company relied on a capital lease line of credit from Winthrop Resources, Inc. (the "Winthrop January 1999 Lease Line of Credit") in the amount of $477,000 to finance one traditional soap making line. The Company has fully utilized this line of credit. Payments under the Winthrop January 1999 Lease Line of Credit are approximately $180,000 per year or $15,000 per month.

            The Company has recently purchased and installed four 10,000 gallon storage containers to store the Company's key raw materials. To finance the purchase of the bulk storage containers and related construction, the Company drew on a Winthrop Resources, Inc. Capital Lease Line of Credit in the amount of approximately $300,000 ("Winthrop March 1999 Lease Line of Credit"). Payments under the Winthrop March 1999 Lease Line of Credit are approximately $10,000 per month for 36 months, beginning April 1999.

            In March 1999, the Company entered into a lease line of credit with Amembal Capital Corporation (the "Amembal Capital March 1999 Lease Line of Credit") in the total amount of approximately $416,000 to finance three poured soap lines dedicated to manufacturing glycerin soap and required to complete the 1999 expansion. Payments under the Amembal Capital March 1999 Lease Line of Credit are approximately $70,900 per year or $5,900 per month.

            The Company announced on November 23, 1998 that it received a major letter of commitment from Bath & Body Works, a wholly owned subsidiary of The Limited, Inc., to purchase Company products. In such letter, Bath & Body Works notified the Company of its intention to purchase approximately 10,000,000 bars of glycerin specialty soap products in the 12 month period beginning January 1, 1999. During the first quarter, the Company received and shipped orders for approximately $1 million of product from Bath & Body Works. The Company shipped the first delivery of ordered product on February 1, 1999, approximately two weeks ahead of schedule.

            As previously reported, to accommodate the current and expected purchase orders from Bath & Body Works, the Company constructed additional warehouse space and remodeled existing space into a soap curing area, at a cost of approximately $380,000, and acquired additional equipment. To finance such additional equipment, the Company drew approximately $560,000 on its lease line of credit with KCCI and approximately $477,000 under its lease line of credit with Winthrop.

            The Company currently anticipates that it may be required to borrow approximately $500,000 during second quarter in additional working capital to finance anticipated sales. The Company has begun discussions with its lender to acquire such capital.

            The Company believes that cash expected to be provided by future operations and its current and anticipated bank loans and financing leases will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months. However, the Company may seek additional working capital financing if net sales increase more than currently anticipated.

FORWARD LOOKING INFORMATION

            Statements contained in this report regarding the Company's future operations, future performance and results, the Company's ability to meet its working capital needs and the anticipated liquidity, increased sales, and the reduction of labor costs as a percentage of net sales are forward-looking and therefore are subject to certain risks and uncertainties.

            Any forward-looking information regarding the operations of the Company will be affected by the Company's ability to efficiently manage and operate its facility as expanded (particularly its costs of operations), the continued receipt of large orders from the Company's significant customers including Bath & Body Works, the Company's ability to successfully and efficiently manufacture and deliver product to Bath & Body Works in a timely manner, the ability of the Company to secure additional working capital, and the Company's general ability to successfully increase its marketing and sales efforts in order to take advantage of its increased production facilities. Any forward looking information regarding an increase of the Company's gross profit margin also will be affected by the Company's ability to implement its strategy of focusing on the sales of higher margin products as well as the Company's ability to efficiently utilize its expanded facilities. There can be no assurance that the Company will be successful in efficiently managing its growth in order to maximize potential production.


PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company is, from time to time, involved in legal proceedings arising in the normal course of its business. No such current proceeding is expected to result in any material loss to the Company.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES  -  None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

            [The Company's Annual Meeting is held in its second fiscal quarter.]


ITEM 5.     OTHER INFORMATION  -  None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 10.15 - Third Amendment of Loan Agreement, March 31,
                                  1999, between the Company and Chase Bank of Texas, National Association, as lender.

                  Exhibit 27 - Financial Data Schedule.

            (b) The Company filed no Reports on Form 8-K during the reporting period.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SURREY, INC.
                                       (Registrant)



Date:  May 13, 1999                    By: /s/ MARTIN VAN DER HAGEN
                                           -----------------------------------
                                               Martin van der Hagen
                                               President


                                       By: /s/ MARK VAN DER HAGEN
                                           -----------------------------------
                                               Mark van der Hagen
                                               Chief Financial Officer