Form 10QSB
period 1999-06-30
SURREY INC
filed 1999-08-13
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____

     On August 12, 1999, the registrant had 2,472,727 outstanding shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one);

Yes _____      No __X__

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

                    Statements of Operations for the Three Months and Six Months Ended June 30, 1999 and 1998

                    Balance Sheets as of June 30, 1999 and December 31, 1998

                    Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

                    Notes to Financial Statements

Item 2.        Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I:                 FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   1999        1998          1999         1998
                                                 -------      -------      -------      -------
Net sales                                        $ 5,245      $ 1,917      $ 8,577      $ 3,819
Cost of sales                                    $ 3,954      $ 1,399      $ 6,716      $ 2,764
                                                 -------      -------      -------      -------

Gross profit                                     $ 1,291      $   518      $ 1,861      $ 1,055

Operating expenses:
   Sales and marketing                           $   367      $   178      $   651      $   344
   General and administrative                    $   482      $   519      $ 1,021      $   897
                                                 -------      -------      -------      -------

Total operating expenses                         $   849      $   697      $ 1,672      $ 1,241

Income (loss) from operations                    $   442      ($  179)     $   189      ($  186)

Other:
   Interest expense                              ($  171)     ($   52)     ($  283)     ($   84)
   Other income                                  $     0      $    13      $     0      $    38
                                                 -------      -------      -------      -------

Income (loss) before income taxes                $   271      ($  218)     ($   94)     ($  232)

Income tax (benefit) provision                   $    83      ($   74)     ($   28)     ($   79)
                                                 -------      -------      -------      -------

Net Income (loss)                                $   188      ($  144)     ($   66)     ($  153)
                                                 -------      -------      -------      -------

Basic earnings per share                         $  0.08      ($ 0.06)     ($ 0.03)     ($ 0.06)

Diluted earnings per share                       $  0.07      ($ 0.06)     ($ 0.02)     ($ 0.06)

Shares used in computing earnings per share:
   Basic                                           2,473        2,473        2,473        2,473
   Diluted                                         2,823        2,473        2,823        2,473




SEE ACCOMPANYING NOTES

SURREY, INC
BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,  DECEMBER 31,
                                                           1999          1998
                                                         --------      --------
ASSETS
Current assets:
     Cash and cash equivalents                           $     47      $     77
     Accounts receivable                                 $  3,467      $  1,713
     Inventories, net                                    $  2,526      $  2,232
     Prepaid expenses and other current assets           $     30      $    315
     Deferred income taxes                               $    138      $    182
     Income taxes receivable                             $    130      $    156
                                                         --------      --------

Total current assets                                     $  6,338      $  4,675

Property and equipment, net                              $  4,143      $  3,710
Deferred income taxes                                    $    219      $    178
                                                         --------      --------

Total assets                                             $ 10,700      $  8,563
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                              $  1,845      $  1,159
     Accrued expenses                                    $    208      $    204
     Notes payable                                       $  2,350      $      0
     Current maturities of long-term debt                $    125      $    134
     Current maturities of capital lease obligations     $    216      $    208
                                                         --------      --------

Total current liabilities                                $  4,744      $  1,705

Long-term debt, less current maturities                  $  2,444      $  3,192
Capital lease obligations, less current maturities       $    288      $    376
Deferred income taxes                                    $      0      $      0

Commitments and contingencies

Shareholders' equity:

     Common stock; no par value                          $  4,099      $  4,099
     Common stock warrants                               $     64      $     64
     Retained deficit                                    $   (939)     ($   873)
                                                         --------      --------

Total shareholders' equity                               $  3,224      $  3,290
                                                         --------      --------

Total liabilities and shareholders' equity               $ 10,700      $  8,563
                                                         ========      ========


SEE ACCOMPANYING NOTES.

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                  1999         1998
                                                                                 -------      -------
OPERATING ACTIVITIES
Net income (loss)                                                                ($   66)     ($  153)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                               $   184      $   143
      Changes in operating assets and liabilities:
      Accounts receivable                                                        ($1,754)     $   356
      Inventories                                                                ($  294)     ($  677)
      Prepaid expenses and other current assets                                  $   285      ($  396)
      Deferred income taxes                                                      $     3      $     0
      Trade accounts payable                                                     $   686      $   106
      Accrued expenses                                                           $     4      ($  236)
      Income taxes receivable/payable                                            $    26      ($   79)
                                                                                 -------      -------

Net cash provided by (used in) operating activities                              ($  926)     ($  936)

INVESTING ACTIVITIES
Acquisition of property and equipment                                            ($  617)     ($1,230)
                                                                                 -------      -------

Net cash used in investing activities                                            ($  617)     ($1,230)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                          $ 1,350      $     0
Payment of notes payable                                                         $     0      ($  895)
Proceeds from issuance of long-term debt                                         $   311      $ 1,939
Payment of long-term debt                                                        ($   68)     ($1,225)
Proceeds from capital lease obligations                                          $    33      $     0
Principle payments on capital lease obligations                                  ($  113)     ($   39)
Payment of deferred financing costs                                              $     0      ($   22)
                                                                                 -------      -------

Net cash provided (used) by financing activities                                 $ 1,513      ($  242)

Net increase (decrease) in cash                                                  ($   30)     ($2,408)
                                                                                 -------      -------
Cash and cash equivalents, beginning of period                                   $    77      $ 3,066

Cash and cash equivalents, end of period                                         $    47      $   658
                                                                                 -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                      $   283      $    86
   Income taxes                                                                  $     0      $     0
Acquisition of property and equipment via issuance of
   Capital leases                                                                $    33      $    30



SEE ACCOMPANYING NOTES

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report Form 10-KSB for the year ended December 31, 1998.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30                  June 30
                                                                               -------------------      --------------------

                                                                                1999         1998         1999         1998
                                                                               -------------------      --------------------
Numerator:

   Net Income (loss)                                                           $   188     $  (144)     $   (66)     $  (153)

   Numerator for basic and diluted earnings (loss)
   Per share - income (loss) available to common
   Stockholders                                                                $   188     $  (144)     $   (66)     $  (153)
                                                                               -------     -------      -------      -------

Denominator:

   Denominator for basic earnings (loss) per share - weighted - average
   shares                                                                        2,473       2,473        2,473        2,473
                                                                               -------     -------      -------      -------


   Denominator for diluted earnings (loss) per share - adjusted weighted -
   average shares and assumed conversions                                        2,823       2,473        2,823        2,473

Basic earnings (loss) per share                                                $  0.08     $ (0.06)     $ (0.03)     $ (0.06)
                                                                               -------     -------      -------      -------

Diluted earnings (loss) per share                                              $  0.07     $ (0.06)     $ (0.02)     $ (0.06)


Options to purchase 525,000 shares of common stock, at exercise prices ranging between $1.82 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit are outstanding. Shares issuable upon exercise of the warrants were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefor, the effect would be antidilutive.

3. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

4. LONG-TERM DEBT

As of June 30, 1999, the Company was not in compliance with certain financial covenants specified in its term loan and line of credit agreements. The Company has received a waiver from the lender for such violations.

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

RESULTS OF OPERATIONS

     NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $5,245,000 for the three months ended June 30, 1999 from $1,917,000 for the three months ended June 30, 1998, an increase of 175%. Net sales increased to $8,577,000 for the six months ended June 30, 1999 from $3,819,000 for the six months ended June 30, 1998, an increase of 125%. The substantial increase in net sales for both periods is primarily attributable to shipments for three major accounts. During first quarter 1999, the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" soap retail distribution project. During second quarter 1999, the Company shipped large follow-on orders to both Bath & Body Works and Minnetonka Brands, and a large potpourri products order to Wal-Mart to be included in a special late summer promotional program. With the completion of the Company's expansion and with all new manufacturing equipment on-line and operational, the Company's sales staff has been able to begin marketing new product lines to take full advantage of the new manufacturing facilities.

     GROSS PROFIT. Gross profit increased for the three months ended June 30, 1999 to $1,291,000 from $518,000 for the comparable three month period in 1998. Gross profit margin for the three month period decreased from 27.1% in 1998 to 24.7% in 1999. Gross profit increased for the six months ended June 30, 1999 to $1,861,000 from $1,055,000 for the comparable six month period in 1998. Gross profit margin also decreased for the six month period from 27.7% in 1998 to 21.7% in 1999. The decrease in gross profit margin during both periods is attributable to the build up of materials and the hiring of additional production workers to fully staff three production shifts required to enter into full production for the Bath & Body Works and Minnetonka Brands soap projects. While full production was achieved in March 1999, the Company is still working on improving its gross profit margin. The Company has shown strong improvement in gross profit margin when compared to the gross profit margin for the year end 1998 which was 15.0%. The Company continues to expect that the new expansion and installation of more labor efficient production equipment, coupled with continued sales increases, will allow the Company to further reap benefits of improved economies of scale, resulting in continued improvement of the gross profit margin for the second half of 1999.

     OPERATING EXPENSES. Operating expenses increased for the three months ended June 30, 1999 by 21.8% over the three months ended June 30, 1998, but decreased as a percentage of net sales; $849,000 (or 16.2% of net sales) in 1999, as compared to $697,000 (or 36.4% of net sales) in 1998. Operating expenses also increased in the six months ended June 30, 1999 by 34.8% over the six months ended June 30, 1998, but decreased as a percentage of net sales; $1,672,000 (or 19.5% of net sales) in 1999, as compared to $1,241,000 (or 32.5% of net sales) in 1998.

     Operating expenses increased due to increased sales efforts, but decreased as a percentage of sales primarily because the significant increase in net sales had a positive effect on the ratio of net sales to fixed operating expenses. The Company expects this favorable trend in the ratio between net sales and fixed operating expenses to continue throughout 1999.

     Sales and marketing expenses increased for both the three months and six months ended June 30, 1999 over the comparable periods in 1998, but decreased in each case as a percentage of net sales. Such expenses for second quarter increased from $178,000 (or 9.3% of net sales) in 1998 to $367,000 (or 7.0% of net sales) in 1999, and for the six-month period, increased from $344,000 (or 9.0% of net sales) in 1998 to $651,000 (or 7.6% of net sales) in 1999. The increases in each period were due mainly to increased advertising and increased sales commissions, which are generally based on a percentage of sales.

     General and administrative expenses decreased for the three months ended June 30, 1999 as compared to the same period in 1998, and also decreased significantly as a percentage of net sales, from $519,000 (or 27.1% of net sales) in 1998 to $482,000 (or 9.2% of net sales) in 1999. This decrease was primarily due to a decrease in legal and accounting fees during the period, off-set by increased salaries for sales and marketing personnel. For the six months ended June 30, 1999, general and administrative expenses increased over the comparable period in 1998, but decreased significantly as a percentage of net sales. Such expenses for the six-month period increased from $897,000 (or 23.5% of net sales) in 1998 to $1,021,000 (or 11.9% of net sales) in 1999. This increase was primarily due to increased salaries for sales and marketing personnel.

     INTEREST EXPENSE. Interest expense increased substantially in both periods, but each such decrease was only a slight increase as a percentage of net sales. Interest expense was $171,000 (3.3% of net sales) in the three months ended June 30, 1999, as compared to $52,000 in the three months ended June 30, 1998 (2.8% of net sales). Interest expense was $283,000 (3.3 % of net sales) for the six months ended June 30, 1999, as compared to $86,000 (2.3% of net sales) for the six months ended June 30, 1998. The increase was due to the Company's increased borrowings in connection with its expansion. Increased interest obligations resulted as the Company increased its long-term debt to fund the new facility expansion, incurred lease financing of $2,800,000 for new manufacturing and storage equipment, and increased its short-term borrowings for working capital purposes related to increased sales efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current primary sources of liquidity are cash flow from operations, bank borrowings, and lease financing.

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

     On January 25, 1999, the Company and the Lender amended the Loan Agreement to provide for an additional term loan of $400,000 with a maturity of February 2004 ("Additional Term Loan"). The Additional Term Loan was fully drawn in first quarter of 1999.

     The January 1999 amendment to the Loan Agreement also provided for an increase in the amount available under the Revolving Note to include the lesser of 80% of eligible accounts receivable or $2,000,000. On June 17, 1999, the Loan Agreement was further amended to provide for amounts available under the Revolving Note to include the lesser of (A) 80% of Eligible Accounts (as such definition was revised in the June 1999 amendment) plus the lesser of (i) 100% of the Eligible Purchase Orders (as such definition was revised in the June 1999 amendment) from Bath & Body Works and Minnetonka Brands and (ii) $500,000 or (B) $2,500,000. Such percentages are subject to decrease by the Lender in certain circumstances, as set forth in the June 1999 amendment. The Lender charged an amendment fee of $10,000 for the June 1999 amendment. As of June 30, 1999, the Company had $2,350,000 outstanding under the Revolving Note and $150,000 remaining excess borrowing capacity.

     Effective March 31, 1999, the Company and the Lender first amended the Loan Agreement to provide for reduced financial covenants, in particular the debt to tangible net worth ratio and the debt service coverage ratio. The Loan Agreement, as amended, contains the following covenants, among other requirements, which are tested quarterly: the Company must maintain (a) a current ratio of not less than 1.50 to 1.00; (b) a debt to tangible net worth ratio not greater than (i) 2.00 to 1.00 as of March 31, 1999, and (ii) 1.75 to
1.00 as of the end of each calendar quarter thereafter; and (c) a debt service coverage ratio of not less than (i) 1.00 to 1.00 for the quarter ending June 30, 1999, based on the results of operations for the 1999 calendar year to date,
(ii) 1.25 to 1.00, as of September 30, 1999, based on yearly operations to date, and (iii) 2.00 to 1.00, as of December 31, 1999 and each calendar quarter thereafter, based on results of operations for the previous four calendar quarters.

     At June 30, 1999, the Company was not in compliance with the covenants set forth above and had received a waiver from the Lender for such non-compliance. The Company and the Lender are currently negotiating a revision of the financial covenants.

     Effective with the June 1999 amendment, the interest on each of the Term Loan, the Additional Term Loan and the Revolving Note was increased. Interest on the Revolving Note floats at the Lender's Prime Rate plus 1%. Interest on the term loans will, at the Company's option, float at either the Lender's Prime Rate plus 1% or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which is 3.65%. Currently, the Company has elected to pay interest at the LIBOR Rate plus LIBOR margin on the Term Loan, which interest rate is currently 7.3125%. The Company pays interest at the Prime Rate plus 1% on the Revolving Note and the Additional Term Loan, which interest rate currently is 9%. The Company and Lender have also entered into an interest rate risk management program for the term loans, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan and Additional Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

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

     The Company used approximately $1,191,000 of the aggregate Term Loan proceeds to repay loans to Norwest Bank of Texas, and the Company used approximately $1,109,000 to finance the expansion of its plant and facility. The Company used approximately $1,200,000 of the Revolving Note for working capital, including payment of vendors and payroll expense. In addition, the Company used approximately $300,000 for down payments on manufacturing and production equipment and the balance for general working capital needs. The Company used the proceeds of the Additional Term Loan to finance the 1999 facility expansion, to remodel approximately 5,000 square feet of existing space into a soap curing area, and for reimbursement of expenses relating to the construction of a candle room. All periodic payments on all such loans are to be paid out of future cash flows generated by the Company.

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

     During the first six months of 1999, the Company purchased and installed four 10,000 gallon storage containers to store key raw materials. To finance the purchase of the bulk storage containers and related construction, the Company drew on a Winthrop Resources, Inc. Capital Lease Line of Credit in the amount of approximately $300,000 ("Winthrop March 1999

Lease Line of Credit"). Payments under the Winthrop March 1999 Lease Line of Credit are approximately $10,000 per month for 36 months, beginning April 1999.

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

     The Company believes that cash expected to be provided by future operations and its current bank loans and financing leases will be sufficient to meet its working capital and anticipated capital expenditure requirements during 1999. However, the Company may need to seek additional working capital financing if net sales increase more than currently anticipated.

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


PART II:                OTHER INFORMATION

ITEM 1                  LEGAL PROCEEDINGS

     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. No current proceeding is expected to result in any material loss to the Company.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On March 19, 1999, proxy statements were mailed to the holders of record of 2,472,727 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on April 13, 1999. Shareholders holding 2,449,072 shares were present, in person or by proxy. Two proposals were submitted to a vote of shareholders.

                                                           Vote
                                                --------------------------------
                   Matter                           For       Withhold Authority
                   ------                           ---       ------------------
        1.         Election of Directors:        2,428,932          20,140
                        John B. van der Hagen    2,428,932          20,140
                        Martin J. van der Hagen  2,428,932          20,140
                        Mary A. van der Hagen    2,427,592          21,470
                        Bruce Masucci            2,428,932          20,140
                        G. Thomas MacIntosh      2,428,932          20,140


       2. Ratification and Appointment of Ernst & Young LLP as independent auditors for fiscal year 1999.


          ----------------------------------------------------------
               For                        Against
               ---                        -------
            2,446,072                      3,000


ITEM 5 OTHER INFORMATION

     On April 13, 1999, the Board of Directors approved amendments to the Company's stock option plans, subject to approval by the shareholders, to increase the number of shares authorized for grant under incentive stock options by 500,000 and to grant an additional 10,000 options to each non-employee director, effective April 13, 1999. In addition, the Board, acting as the Compensation Committee, voted (i) to re-price certain outstanding employees options to the fair market value on April 13, 1998, the date of such re-pricing, which was $1.82 and (ii) to issue an additional 199,500 options to certain employees.

     As previous reported on Form 8-K, on August 2, 1999, Surrey, Inc. and Ernst & Young LLP ("E&Y") ceased their current client-auditor relationship. E&Y served as Surrey's independent certifying auditors for the fiscal years 1995, 1996, 1997 and 1998. No report of E&Y for any such period contained an adverse opinion or disclaimer of opinion, or was qualified or modified in any way. The decision to change accountants was not recommended or approved by the Audit Committee or the Board of Directors of Surrey.

     There has been no disagreement between Surrey and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In April 1999, E&Y advised the Board of Directors of Surrey that it saw a "material weakness" in Surrey's internal controls, namely the need for updated inventory software and the need for Surrey to hire a controller and additional accounting personnel. E&Y stated that such report did not effect its report, dated February 9, 1999, on the financial statements of Surrey for the two fiscal years ended December 31, 1998. The Board of Directors discussed the recommendations at its April 1999 meeting and generally agreed with the recommendations made by E&Y. The Board recommended to management that new inventory software and controls should be implemented after the hiring of a controller. Management is currently reviewing the related costs of implementing the E&Y recommendations and the Board intends to further address these matters at the next Board meeting.

     Surrey is currently in the process of selecting a new firm of certifying accountants.



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.16 - Fourth Amendment of Loan Agreement, June 17, 1999, between the Company and Chase Bank of Texas, National Association, as lender..

          Exhibit 27. - Financial Data Schedule

     (b) The Company filed one Report on Form 8-K during the reporting period. On August 4, 1999, the Company reported a change in its certifying accountants, as discussed above.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SURREY, INC.
                                  (Registrant)



Date: August 12, 1999             By:         /s/ Martin van der Hagen
                                      ---------------------------------
                                              Martin van der Hagen
                                              President


                                  By:         /s/ Mark van der Hagen
                                      ---------------------------------
                                              Mark van der Hagen
                                              Chief Financial Officer