Form 10QSB
period 1999-09-30
SURREY INC
filed 1999-11-12
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     On November 10, 1999, the registrant had 2,472,727 outstanding shares of common stock, no par value.

     Transitional Small Business Disclosure Format (check one); Yes ___ No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Statements of Operations for the Three Months and Nine Months Ended September 30, 1999 and 1998

             Balance Sheets as of September 30, 1999 and December 31, 1998

             Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998

             Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I:    FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                  1999         1998         1999         1998
                                                  ----         ----         ----         ----
Net sales                                       $  5,014     $  2,877     $ 13,591     $  6,696
Cost of sales                                      4,092        2,389       10,808        5,153
                                                --------     --------     --------     --------

Gross profit                                         922          488        2,783        1,543

Operating expenses:
  Sales and marketing                                115          221          766          565
  General and administrative                         530          324        1,551        1,221
                                                --------     --------     --------     --------

Total operating expenses                             645          545        2,317        1,786

Income (loss) from operations                        277          (57)         466         (243)

Other:
  Interest expense                                  (162)         (49)        (445)        (133)
  Other income                                         0            5            0           43
                                                --------     --------     --------     --------

Income (loss) before income taxes                    115         (101)          21         (333)

Income tax (benefit) provision                        26          (34)           0         (113)
                                                --------     --------     --------     --------

Net Income (loss)                                     89          (67)          21         (220)
                                                --------     --------     --------     --------

Basic earnings per share                        $   0.04     $  (0.03)    $   0.01     $  (0.09)

Shares used in computing earnings per share:
 Basic                                             2,473        2,473        2,473        2,473
  Diluted                                          2,482        2,473        2,482        2,473

SEE ACCOMPANYING NOTES.

SURREY, INC
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1999             1998
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                               $     40         $     77
  Accounts receivable                                        3,869            1,713
  Inventories, net                                           2,965            2,232
  Prepaid expenses and other current assets                      6              315
  Deferred income taxes                                         91              182
  Income taxes receivable                                       40              156
                                                          --------         --------

Total current assets                                         7,011            4,675

Property and equipment, net                                  4,114            3,710
Deferred income taxes                                          270              178
                                                          --------         --------

Total assets                                              $ 11,395         $  8,563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                  $  2,364         $  1,159
  Accrued expenses                                             237              204
  Notes payable                                              2,500                0
  Current maturities of long-term debt                         208              134
  Current maturities of capital lease obligations              208              208
                                                          --------         --------

Total current liabilities                                    5,547            1,705

Long-term debt, less current maturities                      2,320            3,192
Capital lease obligations, less current maturities             247              376
Deferred income taxes                                            0                0

Commitments and contigencies

Shareholders' equity:

  Common stock; no par value                                 4,099            4,099
  Common stock warrants                                         64               64
  Retained deficit                                            (852)            (873)
                                                          --------         --------

Total shareholders' equity                                   3,311            3,290

Total liabilities and shareholders' equity                $ 11,395         $  8,563

SEE ACCOMPANYING NOTES.

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1999          1998
                                                             ----          ----
OPERATING ACTIVITIES
Net income (loss)                                          $    21       $  (220)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                           $   284       $   208
    Changes in operating assets and liabilities:
      Accounts receivable                                  $(2,156)      $   202
      Inventories                                          $  (733)      $  (857)
      Prepaid expenses and other current assets            $   309       $  (162)
      Deferred income taxes                                $   (92)      $     0
      Trade accounts payable                               $ 1,205       $    78
      Accrued expenses                                     $    35       $  (212)
      Income taxes receivable/payable                      $   205       $  (114)
                                                           -------       -------

Net cash used in operating activities                      $  (922)      $(1,077)

INVESTING ACTIVITIES
Acquisition of property and equipment                      $  (688)      $(1,553)


FINANCING ACTIVITIES
Proceeds from issuance of notes payable                    $ 1,500       $     0
Payments of notes payable                                  $     0       $  (895)
Proceeds from issuance of long-term debt                   $   311       $ 1,939
Payment of long-term debt                                  $  (108)      $(1,229)
Proceeds from capital lease obligations                    $    37       $     0
Payments on capital lease obligations                      $  (167)      $   (57)
Payment of deferred financing costs                        $     0       $   (22)
                                                           -------       -------

Net cash provided by (used in) financing activities        $ 1,573       $  (264)

Net decrease in cash and cash equivalents                  $   (37)      $(2,894)
                                                           -------       -------
Cash and cash equivalents, beginning of period             $    77       $ 3,066

Cash and cash equivalents, end of period                   $    40       $   172
                                                           -------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $   445       $   158
  Income taxes                                             $     0       $     0
Acquisition of property and equipment via issuance of
  capital leases                                           $    37       $    56

SEE ACCOMPANYING NOTES.

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1998.

2.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted per share (in thousands, except per share data):

                                                             Three months ended       Nine months ended
                                                                September 30            September 30
                                                            -------------------      -------------------
                                                             1999         1998        1999         1998
                                                            -------------------      -------------------
Numerator:

    Net Income (loss)                                       $    89     $   (67)     $    20     $  (220)
                                                            -------     -------      -------     -------

Denominator:

    Denominator for basic earnings (loss) per share -
    weighted - average shares                                 2,473       2,473        2,473       2,473
                                                            -------     -------      -------     -------
    Denominator for diluted earnings (loss) per share -
    adjusted weighted - average shares and assumed
    conversions                                               2,482       2,473        2,482       2,473
                                                            -------     -------      -------     -------

Basic earnings (loss) per share                             $  0.04     $ (0.03)     $  0.01     $ (0.09)
                                                            -------     -------      -------     -------
Diluted earnings (loss) per share                           $  0.04     $ (0.03)     $  0.01     $ (0.09)

Options to purchase 210,500 shares of common stock at $2.00 to $4.40 per share, warrants to purchase 675,000 shares of common stock at $4.80 per share, and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during parts of 1999 and 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefor, the effect would be antidilutive.


3.  CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.


4.  LONG-TERM DEBT


As of September 30, 1999, the Company was not in compliance with certain financial covenants specified in their term loan and line of credit agreements. The lender has agreed to waive such violations.

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

RESULTS OF OPERATIONS

         NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $5,014,000 for the three months ended September 30, 1999 from $2,877,000 for the three months ended September 30, 1998, an increase of 74.3%. Net sales increased to $13,591,000 for the nine months ended September 30, 1999 from $6,696,000 for the nine months ended September 30, 1998 an increase of 103.0%. The substantial increase in net sales for both periods is primarily attributable to shipments for three major accounts. During the first six months of 1999, the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" retail soap distribution project. During third quarter, the Company shipped large follow-on orders to Bath & Body Works and a large potpourri products order to Wal-Mart to be included in their regular Christmas promotion program. In addition, the Company's scented candle programs have also begun to ship in substantial quantities. Since the successful completion of the Company's expansion and with all new manufacturing equipment on-line and operational, the Company's sales staff has continued the marketing of new product lines in order to take full advantage of the new manufacturing facilities.

         GROSS PROFIT. Gross profit increased for the three months ended September 30, 1999 to $922,000 from $488,000 for the comparable three month period in 1998. Gross profit margin for the three month period improved, increasing from 17.0% in 1998 to 18.4% in 1999. Gross profit increased for the nine months ended September 30, 1999 to $2,783,000 from $1,543,000 for the comparable nine month period in 1998. Gross profit margin decreased for the nine month period from 22.9% in 1998 to 20.5% in 1999. The decrease in gross profit margin for the first nine months of 1999 is attributable to the build up of materials and the hiring of additional production workers to fully staff three production shifts required to enter into full production for the Bath & Body Works and Minnetonka Brands soap projects. The Company has shown strong improvement in gross profit margin when compared to the gross profit margin for the year end 1998 which was 15.0%. The Company completed its recent expansion and installation of more labor efficient production equipment in early 1999 and, together with increasing its sales efforts, continues to work on improving its gross profit margins. This effort primarily will be focused on increasing efficiencies in its labor costs and production scheduling, which is expected to allow the Company to further reap the benefits of improved economies of scale.

         OPERATING EXPENSES. Operating expenses increased for the three months ended September 30, 1999 by 18.4% over the three months ended September 30, 1998, but decreased as a percentage of net sales; $645,000 (or 12.9% of net sales) in 1999, as compared to $545,000

(or 19.0% of net sales) in 1998. Operating expenses also increased in the nine months ended September 30, 1999 by 29.8% over the nine months ended September 30, 1998 but decreased as a percentage of net sales; $2,317,000 (or 17.1% of net sales) in 1999, as compared to $1,786,000 (or 26.7% of net sales) in 1998.

         Operating expenses increased due to increased sales efforts, but decreased as a percentage of sales primarily because the significant increase in net sales had a positive effect on the ratio of net sales to fixed operating expenses. The Company expects this favorable trend in the ratio between net sales and fixed operating expenses to continue throughout 1999.

         Sales and marketing expenses decreased for the three month period but increased for the nine month period ended September 30, 1999 over the comparable periods in 1998, but decreased in each case as a percentage of net sales. Such expenses for the third quarter decreased from $221,000 (or 7.7% of net sales) in 1998 to $115,000 (or 2.3% of net sales) in 1999, and for the nine month period increased from $565,000 (or 8.5% of net sales) in 1998 to $766,000 (or 5.7% of net sales) in 1999. The overall increase for the current nine month period was due mainly to increased advertising and increased sales commissions, which are generally based on a percentage of sales.

         General and administrative expenses increased for the three months ended September 30, 1999 as compared to the same period in 1998, but decreased as a percentage of net sales, from $324,000 (or 11.3% of net sales) in 1998 to $530,000 (or 10.6% of net sales) in 1999. For the nine months ended September 30, 1999, general and administrative expenses increased over the comparable period in 1998, but decreased significantly as a percentage of net sales. Such expenses for the nine month period increased from $1,221,000 (or 18.3% of net sales) in 1998 to $1,551,000 (or 11.5% of net sales) in 1999. The actual increases in general and administrative expenses, primarily due to increased salaries for sales and marketing personnel, have been off set by the increases in gross profit margin from increases in net sales for the nine month period.

         INTEREST EXPENSE. Interest expense increased substantially in both periods, but each such increase was relatively small as a percentage of net sales. Interest expense was $162,000 (3.3% of net sales) in the three months ended September 230, 1999, as compared to $49,000 in the three months ended September 30, 1998 (1.7% of net sales). Interest expense was $445,000 (3.3% of net sales) for the nine months ended September 30, 1999, as compared to $133,000 (2.0% of net sales) for the nine months ended September 30, 1998. The increase was due to the Company's increased borrowings in connection with its expansion. Increased interest obligations resulted as the Company increased its long-term debt to fund the new facility expansion, incurred lease financing of $2,800,000 for new manufacturing equipment, and increased its short-term borrowings for working capital purposes related to increased sales efforts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current primary sources of liquidity are cash flow from operations, bank borrowings, and lease financing.

         In April 1998, the Company entered into a loan agreement with Chase Bank of Texas, National Association ("Lender") to provide (a) a construction/term loan in the principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, and (b) a revolving line of credit to be used for working capital purposes in the amount of the lesser of 80% of eligible accounts receivable or $1,000,000 ("Revolving Note") which would allow the Company to borrow, repay, and reborrow until its final maturity in April 2000. The entire Term Loan was drawn in 1998 to repay loans to Norwest Bank of Texas and to finance the expansion of the Company's plant and facility.

         In January 1999, the Company and the Lender amended the Loan Agreement to provide for an additional term loan of $400,000 with a maturity of February 2004 ("Additional Term Loan") and to increase the amount under the Revolving Note. The Additional Term Loan was used in first quarter 1999 to finance the completion of the facility expansion, to remodel approximately 5,000 square feet of existing space into a soap curing area, and for reimbursement of expenses relating to the construction of a candle room.

         In June 1999, the Loan Agreement was further amended to provide for amounts available under the Revolving Note to include the lesser of (A) 80% of Eligible Accounts plus the lesser of (i) 100% of the Eligible Purchase Orders from Bath & Body Works and Minnetonka Brands and (ii) $500,000 or (B) $2,500,000. The definitions of Eligible Accounts and Eligible Purchase Orders were revised in the June 1999 amendment. Such percentages are subject to decrease by the Lender in certain circumstances, as set forth in the June 1999 amendment. The Lender charged an amendment fee of $10,000 for the June 1999 amendment. As of September 30, 1999, the Company had $2,500,000 outstanding under the Revolving Note and no remaining excess borrowing capacity.

         Effective March 31, 1999, the Company and the Lender first amended the Loan Agreement to provide for reduced financial covenants, in particular the debt to tangible net worth ratio and the debt service coverage ratio. In August 1999, the Company and the Lender again amended the Loan Agreement (effective as of June 30, 1999) to provide for reduced financial covenants.

         The Loan Agreement, as amended, currently contains (among other requirements) the following covenants which are tested quarterly. The Company must maintain (a) a current ratio of not less than 1.25 to 1.00 as of the end of each calendar quarter after June 30, 1999; (b) a debt to tangible net worth ratio not greater than 2.25 to 1.00 as of the end of each calendar quarter after June 30, 1999; and (c) a debt service coverage ratio of (i) not less than 1.20 to 1.00 as of June 30, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second calendar quarter of the 1999 calendar year by four (4) as opposed to calculating it on a rolling four quarters basis; (ii) not less than 1.20 to 1.00 as of September 30, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second and third calendar quarters of the 1999 calendar year by two (2) as opposed to calculating it on a rolling four quarters basis; (iii) not less than 1.20 to 1.00 as of December 31, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second, third and fourth calendar quarters of the 1999 calendar year by four-thirds (4/3) as opposed to calculating it on a rolling four quarters basis; and (iv) not less than 1.20 to 1.00 thereafter, with the numerator of the debt service coverage ratio being calculated on a rolling four quarters basis, tested for compliance on March 31, 2000 and as of the end of each calendar quarter after March 31, 2000.

         At September 30, 1999, the Company was not in compliance with its debt to tangible net worth ratio covenant set forth above. The Lender has agreed to waive such non-compliance.

         Effective with the June 1999 amendment, the interest on each of the Term Loan, the Additional Term Loan and the Revolving Note was increased. Interest on the Revolving Note floats at the Lender's Prime Rate plus 1%. Interest on the term loans will, at the Company's option, float at either the Lender's Prime Rate plus 1% or the LIBOR Rate (London Interbank Offering Rate) plus the LIBOR margin, which is 3.65%. Currently, the Company has elected to pay interest at the LIBOR Rate plus LIBOR margin on the Term Loan, which interest rate is currently 9.275%. The Company pays interest at the Prime Rate plus 1% on the Revolving Note and the Additional Term Loan, which interest rate currently is 9.25%.

         The Company and Lender also entered into an interest rate risk management program for the term loans, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan and Additional Term Loan. Overdue amounts on the loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

         Interest on each of the Term Loan, the Additional Term Loan and the Revolving Note is payable monthly. Under the amended Loan Agreement, the Company is required to pay down the Revolving Note and maintain a zero balance for 30 consecutive days once prior to its maturity in April 2000. Principal on the Term Loan is payable in monthly installments which began on January 8, 1999 at approximately $9,500 per month, increasing to approximately $12,700 per month after April 2001.

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

         The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. The capital leases currently in effect have maturity dates ranging from various dates in 1999 to 2002. Such leases, some of which are personally guaranteed by the current and former Chief Executive Officers of the Company, provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

         The Company has a lease line of credit (the "KCCI Lease Line of Credit") with Key Corporate Capital, Inc. ("KCCI") which allows for a $1,562,000 line of credit. The equipment currently leased under this agreement includes two poured soap lines dedicated to manufacturing glycerin soap, four high speed wrapping machines and one candle making line. The Company began drawing on the KCCI Lease Line of Credit in August 1998 and had drawn the entire amount by December 1998. The Chief Executive Officer of the Company has personally guaranteed the KCCI Lease Line of Credit. Payments under this line are approximately $288,400 per year or $24,000 per month.

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

         The Company believes that cash expected to be provided by future operations and its current bank loans and financing leases will be sufficient to meet its working capital and anticipated capital expenditure requirements during 1999. However, the Company may need to seek additional working capital to finance inventory if net sales increase more than currently anticipated.

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

            None.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5      OTHER INFORMATION

            As previously reported, on August 2, 1999 the Company and Ernst & Young LLP ("E&Y") mutually ceased their client-auditor relationship. E&Y served as the Company's independent certifying auditors for the fiscal years 1995, 1996, 1997 and 1998. No report of E&Y during its tenure as auditor contained an adverse opinion or disclaimer of opinion or was qualified or modified in any way.

            Also, as previously reported, on November 9, 1999 the Company agreed to retain Grant Thornton LLP ("Grant Thornton") as its certifying accountants to audit the Company's financial statements for the fiscal year ended December 31, 1999. Prior to this engagement, the Company had not consulted with Grant Thornton with respect to any other transaction or financial information.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 10.17- Fifth Amendment of Loan Agreement, August 18, 1999, effective June 30, 1999, between the Company and Chase Bank of Texas, National Association, as lender.

                  Exhibit 27. - Financial Data Schedule

            (b) The Company filed one Report on Form 8-K during the reporting period. As discussed above, on August 4, 1999 the Company reported a change in its certifying accountants: the termination of its auditor-client relationship with E&Y. In addition, as discussed above, on November 12, 1999 the Company reported a change in its certifying accountants: the engagement of Grant Thornton as its certifying accounts for the fiscal year ended December 31, 1999.



SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SURREY, INC.
                                       (Registrant)



Date: November 11, 1999                By:    /s/ Martin van der Hagen
                                          --------------------------------------
                                              Martin van der Hagen
                                              President


                                       By:    /s/ Mark van der Hagen
                                          --------------------------------------
                                              Mark van der Hagen
                                              Chief Financial Officer