Form 10KSB
period 1999-12-31
SURREY INC
filed 2000-03-30
CIK 1044847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for the year ended December 31, 1999: $19,557,000

Aggregate market value of Common Stock held by non-affiliates as of March 27, 2000: $2,184,812.50

Number of Shares of Common Stock outstanding as of the close of business on March 27, 2000: 2,472,727

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held May 2, 2000 ("Proxy Statement") are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format:  Yes ___ No _X_.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Surrey, Inc. ("Surrey" or the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products. The Company has built four successful retail brands and a strong private label and contract manufacturing business for high-profile customers. Surrey uses a proprietary process for manufacturing poured bar soaps that allows the Company to produce unique and affordable original soap products in large quantities with consistent quality. In addition, the Company manufactures a small amount of traditional bar soap. Surrey also maintains a library of chemical formulations for producing purer, milder and harder glycerin soap bars primarily through the use of synthetic moisturizing ingredients rather than the use of tallow (I.E., animal fat). The Company manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company also manufactures a line of high-end scented candles that compliments its line of home fragrance products. See also "Competition."

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

         In the early nineties, Surrey entered the contract manufacturing business and began producing specialty soap products for a variety of premier brand consumer product companies and prestige accounts, including Elizabeth Arden, Walt Disney Co., Avon, Ann Taylor, Wal-Mart, and Walgreen's. In 1990, the Company acquired the assets of Simmer Scents, a line of potpourri home fragrances and began selling to major craft chains.

         In March 1987, the Company moved its operations to its current site in Leander, Texas, close to Austin, originally occupying an 18,000 square foot manufacturing plant. The Company has expanded several times over the years. Its most recent expansion and remodeling, beginning in 1998, brought the total size of its facilities to approximately 93,000 square feet, of which approximately 9,100 square feet contains the Company's corporate office and research facility, approximately 25,900 square feet houses the production and manufacturing facilities, and the remaining approximately 58,000 square feet are dedicated to warehousing and storage. See also "Growth Strategy," "Bath & Body Works" and "Significant Customers."

PRODUCTS AND DISTRIBUTION

         Surrey's principal product line has traditionally been its high quality glycerin bar soaps which it markets, both directly and through manufacturers' representatives, to a large variety of retail establishments, and which it manufactures, on a contract basis, for a variety of private-label customers. In addition, the Company now manufactures and markets a full line of potpourri products and began producing a candle line in late 1998. The Company's total sales mix in 1998 was approximately equally divided among (a) contract manufacturing products, and (b) retail products, including soaps, shaving products, potpourri, and craft products. For 1999, the total sales mix was approximately 65% contract manufacturing and approximately 35% retail. This change in 1999 was principally a result of the Company's large volume of contract manufacturing business with Bath & Body Works in 1999.

         The Company has a wide variety of private label and contract manufacturing clients for which it makes specialty glycerin soap bars and other products. Many of the retail customers, such as Bath & Body Works, Wal-Mart, K-Mart, Walgreen's, Tupperware, and Sara Lee Direct, buy products designed, created and manufactured exclusively by Surrey's personnel. Contract manufacturing customers, such as Elizabeth Arden, Avon, Liz Claiborne and Walt Disney Co., work closely with the Company to create a product unique to that customer through the use of specialty designs, fragrances, labeling, colors and shapes. Surrey, through its proprietary processes, has been successful in creating unique shapes and designs, including its "soap in a soap," tailored specifically for certain customer requests.

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

         Surrey currently markets its products under its own four premium in-house brand names:

         * THE TEA ROOM(TM) LINE                  * THE SIMMER SCENTS LINE

            * candle line                            * potpourri bags
            * potpourri                              * potpourri liquids
            * soap                                   * oils
                                                     * sachets

         * THE SURREY MEN'S LINE                  * THE ILLUMATHERAPE(R) LINE

            * shaving mug, brush and soap set        * various shaped and
                                                       scented candles

         As part of its stated growth strategy, the Company intends to continue to diversify its product mix. In mid-1997 the Company introduced a full line of potpourri intended to capitalize on the Company's experience in producing high quality fragrances. The Company's potpourri line is being sold both through craft stores (such as Garden Ridge) and discount mass merchandisers (such as Wal-Mart and K-Mart). At the end of 1998, the Company entered the candle market with a line of high-end scented candles that compliments its line of home fragrance products. The Company is currently developing a second candle line, to produce clear wax candles. This second line, which will double the Company's candle production capacity, is expected to be operational in April 2000. During 1999, the Company reintroduced its soap making kits as a holiday product. These additional products have increased the Company's ability to market to craft stores.

         As part of its 1998 expansion, the Company also began manufacturing a small amount of traditional bar soap. The Company does not expect to make significant inroads into the traditional bar soap market; rather, the Company intends to meet the existing demand of its customers for traditional bar soap. The addition of a traditional line of bar soap allows the Company to offer a more complete line of soap products including traditional soap products, liquid soap, and glycerin bar soap. See also "Competition."

MANAGEMENT INFORMATION SYSTEM

         During first quarter 2000, the Company begin a replacement and upgrade of its entire management information system. In order to finance this project, the Company entered into a $250,000 operating lease with Softech Financial. The new system is currently expected to be completed and operational during third quarter 2000. The upgrade consists of new hardware, new software and training for Company employees. The new system is expected to improve efficiency and cut costs for handling orders and sales, to improve inventory control and to help track and manage general cost control.

GROWTH STRATEGY

         Over the past several years, the Company has embarked on a growth strategy designed to substantially increase revenue and profitability. To date, the Company has met many of its stated goals and continues to work toward developing others. The Company has expanded its business by:

         * doubling its manufacturing and production capabilities during 1998 and 1999

         *  doubling its sales in 1999

         *  hiring additional professional sales personnel

         * increasing its direct marketing and sales efforts to attract new contract manufacturing customers

         *  continuing to diversify its product mix

         *  developing new products for its retail market

         * continuing to shift its marketing emphasis to its higher margin products

         * hiring a human resources director to decrease labor costs and turnover

         In 2000, the Company expects to focus on 1) continuing to develop new products, such as its new clear wax candle line, increasing sales in all its product lines, and entering into new markets, such as the UK and Europe; and 2) cost containment to improve gross profit. The Company's gross profit margin was approximately 15% in 1998 and increased to approximately 21% in 1999. The Company's current goal is to improve gross profit margin to approximately 30% over the next few years.

BATH & BODY WORKS

         The Company announced in November 1998 that it received a major letter of commitment from Bath & Body Works, a wholly owned subsidiary of The Limited, Inc., to purchase Company products. The letter of commitment was carried out through periodic purchase orders and no formal agreement was entered into between Bath & Body Works and the Company.

         In January 1999, Bath & Body Works placed an initial opening order for approximately 2,000,000 bars of glycerin specialty soap products, for approximately $1,000,000 in revenues. Total Bath & Body Work's purchases for 1999 were approximately 10,000,000 bars, for approximately $7,000,000 in revenues.

         As of March 2000, the Company had received year 2000 purchase orders for approximately $1,000,000 from Bath & Body Works. Other than the initial opening order to stock store shelves (which will not be repeated), the Company expects, based on orders to date, that purchases by Bath & Body Works in 2000 will be approximately at the same level as 1999.

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

         The Company also manufactures a small amount of traditional bar soap. Within the traditional soap market, the Company competes directly with many larger manufacturers, such as Procter & Gamble, Colgate-Palmolive, Unilever and Dial, which are much larger and have greater financial resources than the Company. The Company does not expect to make significant inroads into the traditional bar soap market; rather the Company intends to meet the existing demand of its customers for traditional soap.

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

         In late 1998, the Company added a line of high-end scented candles to compliment its potpourri and craft products. In April 2000, the Company expects to have operational a second candle line to produce clear wax candles. This second candle line is expected to double the Company's candle production capacity. These additions are intended to add variety to the Company's product line. The candle industry is highly competitive and dominated by larger manufacturers, most of which have greater financial resources than the Company.

         The Company currently believes that it experiences the majority of its competition based on the variety of its product line, and to a lesser extent on price. The Company is broadening its product line and believes its current and intended diversification into traditional bar soaps, liquid soaps, potpourris, high-end scented candles and crafts will be advantageous in its marketing, and instrumental in helping it maintain a competitive position in its targeted markets. However, as the Company continues its diversification into other product lines and markets, it may experience competition from other sources, as well as from foreign manufacturers.

SIGNIFICANT CUSTOMERS

         Bath & Body Works accounted for approximately 36% of net sales in 1999 and Wal-Mart accounted for approximately 5% of net sales, down from 26% in 1998. In 1998, no other customer accounted for more than 4% of net sales, and for 1999, no customer accounted for more than 3% of net sales. The decline in the percentages for other customers was due principally to the exceptionally large volume of orders from Bath & Body Works in 1999.

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

         Because the Company generally does not have any standing orders or long-term contracts with its customers and orders are generally shipped within 60 to 90 days after receipt of purchase orders, the Company had no significant backlog in 1999.

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

         The Company holds a registered trademark to use Hill Country Soap Company(R), Pure Pleasure(R) and Illumatherape(R). The Company has applied for a trademark to use Garden Party(TM) and Tea Room(TM). Although Surrey believes its trademarks are important, it does not believe that its trademarks are material to its business.

RESEARCH AND DEVELOPMENT

         During fiscal years 1998 and 1999, the Company's principal research and development activities have been experimentation in the Company's laboratory by its own personnel and ideas brought to the Company by its customers. The Company has historically spent significantly less than 5% of its net sales on research and development. While research and development is important to the Company's ongoing business and a significant portion of certain employees' time is committed to this area, the costs of research and development in the Company's product line is significantly less than for other types of manufacturing companies.

SEASONALITY

         The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year, due primarily to the holiday retail season. Generally, customers place holiday purchase orders in the summer for initial shipment in August continuing through October. As a consequence, the Company expects to hire full-time seasonal employees from May through November to accommodate such increased production volume. During third and fourth quarters the Company operates a third full-time production shift.

EMPLOYEES

         As of March 1, 2000, Surrey employed 152 full-time employees and had no part-time employees. The Company maintains two shifts of full-time production personnel. In 2000, the Company is shifting away from its prior practice of hiring temporary employees during its heaviest production periods, which were traditionally July through December, to a policy of hiring full-time seasonal workers from May through November. In addition, the Company has hired a professional human resources director to help decrease labor costs and turnover and manage special orders.

         The Company has 8 full-time employees in sales, marketing and design, 8 in administration and finance, 4 in research and development, 2 in procurement, 5 in production manufacturing, 6 in Quality Control and 4 in shipping and handling.

         The Company's employees are not represented by any collective bargaining organization. The Company believes that its relations with its employees are satisfactory.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         Substantially all of the raw materials (predominantly glycerin and other chemicals) used by the Company to manufacture its products are of a generic nature and are available from several suppliers. To the best knowledge of the Company, none of the raw materials for its products is in short supply, and all are readily available from a variety of distributors. In 1999, the Company purchased four 10,000 gallon containers to store key raw materials. Management believes by buying in bulk the Company slightly reduces the cost of such raw materials. The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials of acceptable quality and prices in the foreseeable future.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns the property and facilities that comprise its production plant and corporate headquarters. The property consists of approximately 12.50 acres in Travis County, Texas, approximately 22 miles northwest of Austin. All of the Company's operations are currently centered in one approximately 93,000 square foot single story warehouse building which houses the offices, production facilities and warehouse and storage. Currently, the Company's corporate offices and research facility occupy approximately 9,100 square feet, the production and manufacturing facilities occupy approximately 25,900 square feet, and the remaining approximately 58,000 square feet are dedicated to warehousing and storage.

         The Company entered into a construction contract with Van and Van Austin of Austin, Texas to complete the 1999 addition of 14,000 square feet of new warehouse space, the remodeling of 5,000 square feet of existing space into a soap curing area and the remodeling of 4,000 square feet of existing space into a candle room, at a total cost of approximately $480,000. The construction was financed with approximately $380,000 under an additional term loan from Chase Bank of Texas, N.A. and the balance from working capital.

         The Company's production and manufacturing equipment generally is leased under certain capital and operating equipment leases. To finance the equipment necessary to complete its 1998 and 1999 expansions, and its new candle line being completed in 2000, the Company has relied principally on the lease lines of credit described under "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The principal manufacturing equipment currently in use consists of eight poured bar soap production line units, two liquid fill lines, one traditional manufacturing soap line production unit and filler, four high speed wrapping machines, four low speed wrapping machines, and one candle making line (a second candle making line is expected to be operational in April 2000).

         The Company's existing and future plant and equipment are pledged to secure its outstanding bank loans. Management believes that the Company's properties are adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising in the normal course of its business, none of which is expected to result in any material loss to the Company.


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

         As of March 17, 2000, there were 2,472,727 outstanding shares, approximately 13 holders of record, approximately 736 beneficial holders of the Common Stock, and 675,000 outstanding Warrants to purchase Common Stock. The Warrants are exercisable on or before December 3, 2002 at an exercise price of $4.80 per share. The Company may redeem the Warrants in whole at a price of $.01 per Warrant if the Company's price per share exceeds $5.00 per share for 20 consecutive trading days.

         The following table sets forth the high and the low bid prices for the Company's Common Stock, Warrants and Units for the four quarters of 1998 and 1999 as reported on the Nasdaq system. Prior to such time, the Company's Common Stock, Warrants or Units were not publicly traded on a national exchange or automated quotation system.

          Quarter Ended December 31, 1999        High Bid      Low Bid
          -------------------------------        --------      -------

                  Common Stock                   $1.3125        $1.00
                  Warrant                         $.375         $.375

          Quarter Ended September 30, 1999       High Bid      Low Bid
          --------------------------------       --------      -------

                  Common Stock                   $2.4375        $1.75
                  Warrant                          $.50         $.3125

          Quarter Ended June 30, 1999            High Bid      Low Bid
          ---------------------------            --------      -------

                  Common Stock                   $1.9375        $1.50
                  Warrant                         $.3438        $.3125

          Quarter Ended March 31, 1999           High Bid      Low Bid
          ----------------------------           --------      -------

                  Common Stock                   $2.5625       $1.9375
                  Warrant                         $.3438        $.3125

          Quarter Ended December 31, 1998        High Bid      Low Bid
          -------------------------------        --------      -------

                  Common Stock                    $2.875       $1.3125
                  Warrant                         $.6875         $.25

          Quarter Ended September 30, 1998       High Bid      Low Bid
          --------------------------------       --------      -------

                  Common Stock                   $2.9375        $1.25
                  Warrant                         $.625         $.4375

          Quarter Ended June 30, 1998            High Bid      Low Bid
          ---------------------------            --------      -------

                  Common Stock                   $3.4375       $2.6875
                  Warrant                         $.6875        $.4375

          Quarter Ended March 31, 1998           High Bid      Low Bid
          ----------------------------           --------      -------

                  Common Stock                    $3.75         $3.25
                  Warrant                          $.75         $.625

         The last sales price on March 27, 2000 was $1.625 per share for the Common Stock and $.375 per Warrant.

DIVIDEND POLICY

         The Company has not issued any dividends to stockholders. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's bank loan restricts the payment of any dividends or purchase by the Company of any shares of Common Stock without the prior written consent of the lender. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Company's Statements of Operations expressed as a percentage of net sales for that period:
                                                             Year Ended
                                                            December 31,
                                                        --------------------
                                                        1999            1998
                                                        ----            ----
         Net Sales ..............................        100%            100%
         Costs of Goods Sold ....................       79.3            85.0
         Gross Profit ...........................       20.7            15.0
         Operating Expenses
             Research and Development ...........        1.7             1.8
             Sales and Marketing ................        5.2             8.9
             General & Administrative ...........       10.1            16.8
         Interest Expense .......................        2.3             2.5
         Net Earnings (Loss) ....................         .8            (9.2)

YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $19,557,000 in 1999 from $9,247,000 in 1998, an increase of 111.5%. The substantial increase in net sales for 1999 is primarily attributable to shipments for three major accounts. During the first six months of 1999, the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" retail soap distribution project. During third quarter, the Company shipped large follow-on orders to Bath & Body Works and a large potpourri products order to Wal-Mart to be included in their regular Christmas promotion program. Sales to existing customers continued to be strong throughout fourth quarter. In addition, during 1999 the Company's scented candle products were shipped in substantial quantities for the first time. Since the successful completion of the Company's expansion, and with the new manufacturing equipment on-line and operational, the Company's sales staff has continued the marketing of new product lines in order to take full advantage of the new manufacturing facilities.

         GROSS PROFIT. Gross profit increased in 1999 to $4,056,000 from $1,391,000 in 1998. As full production capacity came on-line in March 1999, the Company shifted its focus from plant and equipment upgrades to improving its gross profit margin. The Company has shown strong improvement in gross profit margin for 1999, with gross profit margin increasing from approximately 15% in 1998 to approximately 21% in 1999. Strong sales growth, without a corresponding increase in costs, was the primary factor in 1999's improved gross profit margin. For 2000, the Company expects to focus on reducing labor costs and increasing sales. These efforts, coupled with the Company's 1999 expansion of its production facilities and installation of more labor efficient equipment, is expected to allow the Company to further reap the benefits of improved economies of scale, resulting in continued improvement of its gross profit margin.

         OPERATING EXPENSES. Operating expenses increased in 1999 by 31.7% compared to 1998, but decreased sharply as a percentage of net sales; $3,344,000 (or 17.1% of net sales) in 1999, as compared to $2,539,000 (or 27.5% of net sales) in 1998.

         Operating expenses increased due to increased sales efforts, but decreased as a percentage of sales primarily because of the significant increase in net sales, which resulted in a positive effect on the ratio of net sales to fixed operating expenses. The Company expects to focus during 2000 on decreasing labor costs and increasing sales; therefore, this favorable trend in the ratio between net sales and fixed operating expenses is expected to continue throughout 2000.

         Sales and marketing expenses increased in 1999 compared to 1998, but decreased as a percentage of net sales. Such expenses increased from $821,000 (or 8.9% of net sales) in 1998 to $1,020,000 (or 5.3% of net sales) in 1999. The overall increase for 1999 was primarily due to increased advertising and increased sales commissions, which are generally based on a percentage of sales.

         General and administrative expenses increased in 1999 as compared to 1998, but also decreased as a percentage of net sales, from $1,552,000 (or 16.8% of net sales) in 1998 to $1,982,000 (or 10.2% of net sales) in 1999. The actual increases in general and administrative expenses were primarily due to increased salaries for sales and marketing personnel. The decrease in such costs as a percentage of net sales was due to the large increases in net sales in 1999.

         INTEREST EXPENSE. Interest expense increased substantially in 1999, but remained relatively constant as a percentage of net sales. Interest expense was $448,000 (2.3% of net sales) for 1999, as compared to $230,000 in 1998 (2.5% of net sales). Increased interest costs resulted from the increase in long-term debt to fund the new facility expansion, lease financing of $2,800,000 for new manufacturing equipment, and short-term borrowings for working capital purposes related to the Company's rapid sales growth in 1999.

         PROVISION (BENEFIT) FOR INCOME TAXES. Income tax expense reflects a combined federal and state effective rate of 39.8%. Based on expectations of taxable income, the effective rate for the Company may vary from 37% to 40% depending on levels of pre-tax income.

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

         GROSS PROFIT. Gross profit decreased in 1998 to $1,391,000 from $2,392,000 in 1997, a decrease of 41.8%. Gross profit margin also decreased from 25.7% in 1997 to approximately 15.0% in 1998. This decrease in gross profit and gross profit margin is attributed to flat net sales growth coupled with an increase in cost of sales. The increase in cost of sales is attributed primarily
(i) to a disposal of inventory for no proceeds in the fourth quarter and inventory shrinkage, valued in the aggregate at approximately $200,000, and (ii) increased direct factory costs, primarily labor costs related to production inefficiencies. Production inefficiencies resulted from a lack of sufficient manufacturing and storage space pending the Company's expansion, which increased in the fourth quarter due to higher holiday season production levels. Labor costs also increased in the fourth quarter because the Company began to hire additional workers in anticipation of production of the Bath & Body Works purchase order.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations, bank borrowings, and lease financing.

         Under a Loan Agreement with Chase Bank of Texas, National Association ("Lender") the Company currently has two outstanding term loans and a revolving line of credit to be used for working capital purposes. The Company has (a) a construction/term loan in the original principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, of which $2,175,000 was outstanding at December 31, 1999, and (b) an additional term loan, in the original principal amount of $400,000 ("Additional Term Loan") with a maturity of February 2004, of which $365,000 was outstanding at December 31, 1999. The proceeds of these terms loans were used to repay outstanding debt and to finance the Company's 1998 and 1999 expansion of the plant and facilities.

         The Company's current revolving line ("Revolving Note") with the Lender is based on eligible accounts and has a final maturity in April 2000. Amounts currently available under the Revolving Note include the lesser of (A) 80% of Eligible Accounts (as defined) plus the lesser of (i) 100% of the Eligible Purchase Orders (as defined) from Bath & Body Works and Minnetonka Brands and
(ii) $500,000 or (B) $2,500,000. Such percentages are subject to decrease by the Lender in certain circumstances. As of March 1, 2000, the Company had $2,500,000 outstanding under the Revolving Note and no excess borrowing capacity.

         On March 29, 2000, the Company reached agreement with the Lender on new financing arrangements. These arrangements require the Company to move $1 million of the amounts currently outstanding under the Revolving Note into an additional term loan ("New Term Loan") which is due in 36 monthly installments of $27,778 plus interest. Additionally, the Company's line of credit will increase to $3 million. Under the terms of the new agreement, the Company will have $1.5 million of additional credit available subject to borrowing base requirements under the new agreement.

         As part of its current negotiations with the Lender, (a) interest on each of the Additional Term Loan, the New Term Loan and the Revolving Note will float at the Lender's Prime Rate plus 1%, and (b) interest on the Term Loan will be fixed at 8.50%.

         The Company and the Lender have amended the financial covenants under the Loan Agreement on several occasions to provide for reduced financial covenants. Currently, the Loan Agreement, as amended, contains (among other requirements) the following covenants which are tested quarterly. The Company must maintain (a) a current ratio of not less than 1.25 to 1.00 as of the end of each calendar quarter after June 30, 1999; (b) a debt to tangible net worth ratio not greater than 2.25 to 1.00 as of the end of each calendar quarter after June 30, 1999; and (c) a debt service coverage ratio of (i) not less than 1.20 to 1.00 as of June 30, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second calendar quarter of the 1999 calendar year by four (4) as opposed to calculating it on a rolling four quarters basis; (ii) not less than 1.20 to 1.00 as of September 30, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second and third calendar quarters of the 1999 calendar year by two (2) as opposed to calculating it on a rolling four quarters basis; (iii) not less than 1.20 to 1.00 as of December 31, 1999, with the numerator of the debt service coverage ratio being calculated by multiplying EBITDA for the second, third and fourth calendar quarters of the 1999 calendar year by four-thirds (4/3) as opposed to calculating it on a rolling four quarters basis; and (iv) not less than 1.20 to 1.00 thereafter, with the numerator of the debt service coverage ratio being calculated on a rolling four quarters basis, tested for compliance on March 31, 2000 and as of the end of each calendar quarter after March 31, 2000.

         At December 31, 1999, the Company was in compliance with each of the above required tests.

         The Company and Lender also entered into an interest rate risk management program for the term loans, pursuant to which the Company and Lender entered into an ISDA Agreement (International Swap Dealers Association) intended to hedge the interest rate fluctuations on the Term Loan. Overdue amounts on all loans are payable at a past due rate of interest. The loans are secured by a lien on the Company's plant, equipment, inventory, and accounts receivable.

         Interest on each of the term loans and the Revolving Note is payable monthly. Under the agreement being negotiated with the Lender, the Company will be required to pay down the Revolving Note and maintain a zero balance for 30 consecutive days once prior to its maturity in April 2001. Principal on the term loans is payable in monthly installments, which, under the terms being negotiated, are expected to aggregate approximately $43,700 per month, increasing to approximately $46,200 per month after April 2001.

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

         The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. The capital leases currently in effect have maturity dates ranging from dates during 2000 to 2003. Such leases provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

         The Company has a lease line of credit with Key Corporate Capital, Inc. (due in 2005) which allows for a $1,562,000 leasing line of credit. The equipment currently leased under this agreement includes two poured soap lines dedicated to manufacturing glycerin soap, four high speed wrapping machines and one candle making line. The Company drew the entire amount under this line of credit in 1998. The Chief Executive Officer of the Company has personally guaranteed this lease line of credit. Payments under this line are approximately $288,400 per year or $24,000 per month.

         The Company also has two three year capital lease lines of credit, originally with Winthrop Resources, Inc. one (entered into in January 1999) in the amount of $477,000 (used to finance one traditional soap making line) and one (entered into in March 1999) in the amount of approximately $300,000 (used to finance the purchase of bulk storage containers and related construction). The Company has fully utilized these lines of credit. Payments under these two lines of credit total approximately $300,000 per year or $25,000 per month.

         The Company also has a three year capital lease line of credit, originally entered into in March 1999 with Amembal Capital Corporation, in the total amount of approximately $416,000 (used to finance three poured soap lines dedicated to manufacturing glycerin soap and required to complete the 1999 expansion). Payments under this line of credit are approximately $70,900 per year or $5,900 per month.

         During first quarter 2000, the Company entered into new three-year $250,000 operating lease with Softech Financial to provide for the complete replacement and upgrade of the Company's computer system. As of March 27, 2000 approximately $180,000 had been drawn under this line. Once the line is fully drawn, which is expected to occur upon the completion of the system upgrade in third quarter 2000, payments under this line of credit will be approximately $96,000 per year or $8,000 per month.

         Currently, the Company is negotiating an additional three-year $200,000 operating lease line of credit with Celtic Leasing to provide financing for the Company's new candle line. The development of this new line has been financed to date out of operating funds, which are expected to be replaced by the proceeds of this line of credit during second quarter 2000, when the candle line is expected to become operational. Payments under this line of credit are expected to be approximately $90,000 per year or $7,500 per month.

         The Company believes that cash expected to be provided by future operations and its current bank loans and financing leases will be sufficient to meet its working capital and anticipated capital expenditure requirements during 2000. However, the Company may need to seek additional working capital financing if net sales increase more than currently anticipated.

         The Company experiences seasonal fluctuations in operating results, with sales and revenues generally higher during the third and fourth calendar quarters, reflecting primarily orders for the holiday retail season. Orders shipped in the third and fourth quarters generally account for approximately 60% of the Company's total net sales for the year.

FORWARD LOOKING INFORMATION

         Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results, its ability to meet its working capital and capital expenditure needs and its anticipated liquidity, and the reduction of labor costs as a percentage of net sales are forward-looking and therefore are subject to certain risks and uncertainties.

         Any forward-looking information regarding the operations of the Company will be affected by the continued receipt of large orders from the Company's significant customers including Bath & Body Works, the Company's ability to effectively manage its costs of operation, its ability to continue to increase its marketing and sales efforts in order to take advantage of its increased production facilities, the ability of the Company and its Lender to agree on amended financial terms, and the continued availability of all of the Company's lines of credit.

         Any forward looking information regarding an increase in the Company's gross profit margin also will be affected by the Company's ability to implement its strategy of focusing on the sales of higher margin products as well as the Company's ability to efficiently utilize its expanded facilities and effectively manage its labor costs. There can be no assurance that the Company will be successful in efficiently managing its growth in order to maximize potential production.


ITEM 7. FINANCIAL STATEMENTS.

         The following financial statements are included on the pages indicated:

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Report of Independent Certified Public Accountants.......................... F-1

Report of Prior Independent Auditors........................................ F-2

Balance Sheets as of December 31, 1998 and 1999............................. F-3

Statements of Operations for the years
ended December 31, 1998 and 1999............................................ F-4

Statements of Shareholders' Equity for the
years ended December 31, 1998 and 1999...................................... F-5

Statements of Cash Flows for the years
ended December 31, 1998 and 1999............................................ F-6

Notes to Financial Statements............................................... F-7

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information regarding directors and executive officers of the company is set forth under "Information concerning Directors, Nominees and Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Requirements" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held May 2, 2000, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is set forth under "Executive Compensation" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held May 2, 2000, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held May 2, 2000, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive

Proxy Statement for 1999 Annual Meeting of Shareholders to be held May 2, 2000, and is incorporated herein by reference.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)      EXHIBITS LIST

Number       Description
------       -----------

 *  3.1      Articles of Incorporation, as amended to date

 *  3.2      Amended and Restated By-laws

 +  4.2      Form of Warrant Agreement and Warrant Certificate

o* 10.1      1997 Long-Term Incentive Plan

o* 10.2(a)   1997 Non-Employee Directors' Stock Option Plan ("Directors' Plan")

 o 10.2(b)   Amendment to Directors' Plan

o* 10.3 Employment Agreement, effective December 1997, between Surrey, Inc. and John van der Hagen

o* 10.4 Employment Agreement, effective December 1997, between Surrey, Inc. and Martin van der Hagen

o* 10.5 Form of Consulting Agreement between the Company and Stuart, Coleman & Co., Inc.

** 10.6 Loan Agreement, April 8, 1998, between Company and Chase Bank of Texas, National Association ("Lender")

** 10.7      Construction Loan Agreement, April 8, 1998, between Company and
             Lender

** 10.8 Security Agreement between Company and Lender securing all obligations of the Company to Lender under the Loan Agreement.

** 10.9 Promissory Note, in the face amount of $2,300,000.00, due to Lender April 8, 2005

** 10.10 Master Equipment Lease between the Company and Key Corporate Capital, Inc.

***10.11 Second Amended Loan Agreement, January 25, 1999, between Company and Lender

***10.12     Construction Loan Agreement, January 25, 1999, between Company and
             Lender

***10.13 Promissory Note, in the face amount of $400,000.00, due to Lender February 8, 2004

***10.14 Promissory Note, in the face amount of $2,000,000.00, due to Lender April 8, 2000

   10.15 Third Amendment of Loan Agreement, March 31, 1999, between the Company and Lender (incorporated by reference to the Company's quarterly report dated May 14, 1999).

   10.16 Fourth Amendment of Loan Agreement, June 17, 1999, between the Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated August 13, 1999).

   10.17 Fifth Amendment of Loan Agreement, effective June 30, 1999, between Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated November 12,1999).

   10.18     2000 Long-Term Incentive Plan [filed herewith]

   16 Letter from former certifying accountant (incorporated by reference to the Company's report on Form 8-K dated August 4, 1999).

   27        Financial Data Schedule [filed herewith]

------------------
       * incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997 (Reg. No. 333-35757)

       + incorporated by reference to the Company's Amendment No. 1 to the registration statement on Form SB-2 dated November 12, 1997 (Reg. No. 333-35757)

      ** incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998

      ++ incorporated by reference to the Company's quarterly report on Form 10-QSB dated November 16, 1998

     *** incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1998

       o Items that are management contracts or compensation plans or arrangement required to be filed as an exhibit to the Form 10-KSB

(b)      REPORTS ON FORM 8-K

         [N/A]

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       SURREY, INC.

Date: March 29, 2000                  By    /s/ John B. van der Hagen
                                          --------------------------------------
                                             John B. van der Hagen
                                             Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this 10-KSB has been signed below by the following persons on behalf of the Issuer on March 29, 2000 in the capacities indicated.


/s/ John B. van der Hagen                   Chairman of the Board of
----------------------------------          Directors and
John B. van der Hagen                       Chief Executive Officer


/s/ Martin van der Hagen                    President and Director
----------------------------------
Martin van der Hagen


/s/ Mary van der Hagen                      Secretary and Director
----------------------------------
Mary van der Hagen


/s/ Bruce A. Masucci                        Director
----------------------------------
Bruce A. Masucci


/s/ G. Thomas MacIntosh                     Director
----------------------------------
G. Thomas MacIntosh


/s/ Mark J. van der Hagen                   Vice President - Finance and
----------------------------------          Treasurer
Mark J. van der Hagen

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Surrey, Inc.


We have audited the accompanying balance sheet of Surrey, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surrey, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




GRANT THORNTON LLP

Dallas, Texas
March 22, 2000, except for the last
   paragraph of Note D, as to which
   the date is March 29, 2000

                         Report of Independent Auditors



Board of Directors and Shareholders
Surrey, Inc.


We have audited the accompanying balance sheet of Surrey, Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surrey, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP

Austin, Texas
February 9, 1999 except for
  Notes 7 and 14, as to which
  the date is March 15, 1999

                                  SURREY, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                                                                 December 31,
                                                                            ---------------------
                                     ASSETS                                   1999         1998
                                                                            --------     --------
Current assets:
    Cash and cash equivalents                                               $     --     $     77
    Accounts receivable, net of allowance for doubtful accounts
       of $116 and $106 in 1999 and 1998, respectively                         4,091        1,713
    Inventories                                                                2,838        2,232
    Prepaid expenses and other current assets                                     23          315
    Deferred income taxes                                                        143          182
    Income taxes receivable                                                       40          156
                                                                            --------     --------

                  Total current assets                                         7,135        4,675

Property and equipment, net                                                    4,237        3,710
Deferred income taxes                                                            113          178
                                                                            --------     --------

                                                                            $ 11,485     $  8,563
                                                                            ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Bank overdrafts                                                         $    450     $     --
    Trade accounts payable                                                     1,724        1,159
    Accrued expenses                                                             312          204
    Current maturities of long-term debt                                         418          134
    Current maturities of capital lease obligations                              204          208
                                                                            --------     --------

                  Total current liabilities                                    3,108        1,705

Long-term debt, less current maturities                                        4,732        3,192
Capital lease obligations, less current maturities                               196          376

Commitments and contingencies                                                     --           --

Shareholders' equity
    Common stock; no par value; 10,000 shares authorized;
       2,473 shares issued and outstanding                                     4,099        4,099
    Common stock warrants; 737 authorized; 675 issued
       and outstanding                                                            64           64
    Accumulated deficit                                                         (714)        (873)
                                                                            --------     --------

                  Total shareholders' equity                                   3,449        3,290
                                                                            --------     --------

                                                                            $ 11,485     $  8,563
                                                                            ========     ========


        The accompanying notes are an integral part of these statements.

                                  SURREY, INC.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)





                                                            Years ended
                                                            December 31,
                                                       ---------------------
                                                         1999         1998
                                                       --------     --------

Net sales                                              $ 19,557     $  9,247
Cost of sales                                            15,511        7,856
                                                       --------     --------

                  Gross profit                            4,056        1,391

Operating expenses
    Research and development                                342          166
    Sales and marketing                                   1,020          821
    General and administrative                            1,982        1,552
                                                       --------     --------

                  Total operating expenses                3,344        2,539
                                                       --------     --------

Income (loss) from operations                               712       (1,148)

Other income (expense)
    Interest expense                                       (448)        (230)
    Other income                                             --           44
                                                       --------     --------

                  Income (loss) before income taxes         264       (1,334)

Provision (benefit) for income taxes                        105         (485)
                                                       --------     --------

                  Net earnings (loss)                  $    159     $   (849)
                                                       ========     ========

Earnings (loss) per share - basic and diluted          $   0.06     $  (0.34)
                                                       ========     ========

Weighted average shares outstanding
    Basic and diluted                                     2,473        2,473
                                                       ========     ========


        The accompanying notes are an integral part of these statements.

                                  SURREY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                    For the two years ended December 31, 1999

                                                                                     Retained
                                                                                     earnings        Total
                                 Shares                   Warrants                 (accumulated   shareholders'
                              outstanding     Amount     outstanding     Amount      deficit)        equity
                              -----------     ------     -----------     ------     -----------    ---------
Balances at January 1, 1998    2,472,727    $   4,120       675,000    $      65     $     (24)    $   4,161

Payment of issuance costs             --          (21)           --           (1)           --           (22)

Net loss                              --           --            --           --          (849)         (849)
                               ---------    ---------     ---------    ---------     ---------     ---------

Balances at December 31,
  1998                         2,472,727        4,099       675,000           64          (873)        3,290

Net earnings                          --           --            --           --           159           159
                               ---------    ---------     ---------    ---------     ---------     ---------

Balances at December 31,
  1999                         2,472,727    $   4,099       675,000    $      64     $    (714)    $   3,449
                               =========    =========     =========    =========     =========     =========



        The accompanying notes are an integral part of this statement.

                                  SURREY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Years ended
                                                                               December 31,
                                                                       1999        1998
                                                                     -------     -------
Operating activities
    Net earnings (loss)                                              $   159     $  (849)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
          Gain on disposal of property and equipment                      --          (2)
          Depreciation                                                   390         279
          Deferred income taxes                                          105        (371)
          Changes in operating assets and liabilities:
              Accounts receivable                                     (2,378)       (286)
              Inventories                                               (606)       (980)
              Prepaid expenses and other current assets                  292        (276)
              Trade accounts payable                                   1,015         529
              Accrued expenses                                           108         (35)
              Income taxes receivable                                    116        (114)
                                                                     -------     -------

                  Net cash used in operating activities                 (799)     (2,105)

Investing activities
    Proceeds from sale of property and equipment                          --          10
    Purchase of property and equipment                                  (449)     (1,954)
                                                                     -------     -------

                  Net cash used in investing activities                 (449)     (1,944)

Financing activities
    Payment of notes payable                                              --        (895)
    Proceeds from issuance of long-term debt                           1,500       3,300
    Payment of long-term debt                                           (134)     (1,234)
    Principal payments on capital lease obligations                     (195)        (89)
    Payment of issuance costs                                             --         (22)
                                                                     -------     -------

                  Net cash provided by financing activities            1,171       1,060
                                                                     -------     -------

                  Decrease in cash and cash equivalents                  (77)     (2,989)

Cash and cash equivalents, beginning of year                              77       3,066
                                                                     -------     -------

Cash and cash equivalents, end of year                               $    --     $    77
                                                                     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                      $   409     $   248
       Income taxes                                                       --          --

Acquisition of property and equipment under capital leases           $    11     $   522

Acquisition of property and equipment with long-term debt            $   458     $    11


        The accompanying notes are an integral part of these statements.

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998
                      (in thousands, except per share data)



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

    Nature of Operations

    Surrey, Inc. (the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products for major drug, grocery and discount retailers and distributes its products on a nationwide basis. The Company also manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company recently began manufacturing a line of high-end scented candles that compliments its line of home fragrance products. The Company conducts its business within one industry segment.

    Recognition of Revenue

    Revenue is recognized at the time of shipment. Provision is made for estimated product returns.

    Cash and Cash Equivalents

    The Company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

    Inventories

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

    Property and Equipment

    Property and equipment are stated at cost. Cost includes expenditures for major renewals and improvements and interest costs associated with significant capital additions. For the year ended December 31, 1998, the Company capitalized approximately $23,000 of interest. Depreciation is recorded using the straight-line method over estimated useful lives as follows:

       Equipment                                   3 to 7 years
       Building                                    40 years
       Automobiles                                 3 years
       Furniture and fixtures                      5 years

    Assets recorded under capital leases are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases, and such amortization is included in depreciation expense. Repairs and maintenance are charged to expense when incurred.

                                  SURREY, INC.

                           December 31, 1999 and 1998
                      (in thousands, except per share data)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES - CONTINUED

    Use of Estimates

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Advertising

    Advertising costs are expensed as incurred. Advertising expense was approximately $68,000 and $59,000 for the years ended December 31, 1999 and 1998, respectively.

    Earnings Per Share

    The Company computes basic earnings per share based on net earnings or loss divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares plus any dilutive stock options or warrants.

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

    Stock-Based Compensation

    The Company accounts for its employee stock-based compensation using the intrinsic value method in which compensation, if any, is measured by the excess of the exercise price over the fair value of underlying securities.

    Fair Value of Financial Instruments

    Cash, accounts receivable, trade accounts payable and accrued expenses are stated at cost which approximates fair value due to the short-term maturity of these instruments. All significant debt instruments carry variable interest rates and their carrying value approximates fair value.

NOTE B - INVENTORIES

    Inventories consist of the following at December 31:

                                                            1999          1998
                                                          -------       -------

    Raw materials                                         $ 1,991       $ 1,307
    Work in progress                                          266           447
    Finished goods                                            581           478
                                                          -------       -------

                                                          $ 2,838       $ 2,232
                                                          =======       =======


NOTE C - PROPERTY AND EQUIPMENT

                                                            1999          1998
                                                          -------       -------

    Equipment                                             $ 3,075       $ 2,659
    Building                                                2,752         2,325
    Automobiles                                               145            93
    Furniture and fixtures                                     97            96
                                                          -------       -------
                                                            6,069         5,173
    Accumulated depreciation and amortization              (2,113)       (1,744)
                                                          -------       -------
                                                            3,956         3,429
    Land                                                      281           281
                                                          -------       -------

    Property and equipment, net                           $ 4,237       $ 3,710
                                                          =======       =======

NOTE D - LONG-TERM DEBT

                                                                                            1999              1998
                                                                                           ------            ------
    Borrowings under a $2.5 million revolving line of credit (the "Line"), bearing interest at the bank's prime rate (8.5% at December 31, 1999), plus 1%, with interest due monthly and all principal due in April 2000.
       The Line is collateralized by accounts receivable, inventory and property and equipment. Amounts available under the Line are subject to certain borrowing base
       limitations.                                                                        $2,500            $1,000

    Notes payable to a bank under a $2,300 construction advance (the "Notes")
       converting to a single term note in January 1999, approximately $1,939 bearing interest at the London Interbank Offered Rate (LIBOR) plus 1.75%
       (7.3% at December 31, 1999) and approximately $361, bearing interest at the bank's prime rate (8.5% at December 31, 1999), monthly principal payments of approximately $10 due monthly from January 2000 through April
       2000, then increasing to approximately $13 through April 2005, the maturity date of the Notes. The Notes are collateralized by
       accounts receivable, inventory and property and equipment.                           2,570             2,300

    Notes payable to various banks for automobiles, bearing interest at rates ranging from 7.75% to 8.75%, due in monthly installments of principal and interest of approximately $1, maturing at various dates through January
       2003. The notes are
       collateralized by automobiles.                                                          80                26
                                                                                           ------            ------
                                                                                            5,150             3,326
       Less current maturities                                                                418              (134)
                                                                                           ------            ------

    Long-term debt, less current maturities                                                $4,732            $3,192
                                                                                           ======            ======


    The Line and the Notes contain restrictive covenants which require the Company to maintain certain financial ratios.

    On March 29, 2000, the Company reached agreement with its lender on new financing arrangements for the Line which expires in April 2000. Under the new agreement, the Company will have $1 million of the Line currently outstanding transferred into a new term loan due in 36 monthly installments of $27,778 plus interest at prime plus 1% beginning in July 2000. Additionally, the Company will have available a $3 million line of credit which will bear interest at prime plus 1%. Under the terms of the new agreement, the Company will have $1.5 million of additional credit available subject only to borrowing base requirements under the new agreement.

    Maturities of long-term debt, as determined using the new financing arrangement, are as follows at December 31:

              2000                                   $  418
              2001                                    2,555
              2002                                      223
              2003                                      213
              2004                                      140
              Thereafter                              1,601
                                                      -----

              Total                                  $5,150
                                                      =====


NOTE E -  LEASES

    The Company leases certain equipment under capital and operating leases. Commitments for minimum rentals under non-cancelable leases as of December 31, 1999 are as follows:

                                                    Capital         Operating
       Year ending December 31,                     leases            leases
       ------------------------                    --------          --------

              2000                                    $ 234            $  469
              2001                                      186               469
              2002                                       14               378
              2003                                        6               348
              2004                                        1               348
              Thereafter                                -                 283
                                                      -----            ------

       Total minimum lease payments                     441            $2,295
                                                                       ======
       Less amount representing interest                (41)
                                                      -----
       Present value of minimum lease payments          400

       Less current maturities                         (204)
                                                      -----
                                                      $ 196
                                                      =====

    Rent expense was approximately $70,000 and $43,000 in 1999 and 1998, respectively.

    Property and equipment include the following amounts for capitalized leases at December 31, 1999 and 1998:

                                                       1999              1998
                                                       ----              ----

       Equipment                                      $ 759             $ 748
       Less accumulated amortization                   (191)             (117)
                                                      -----             -----

                                                      $ 568             $ 631
                                                      =====             =====

NOTE F - INCOME TAXES

    Deferred income taxes consist of the following:

                                                             December 31,
                                                      -----------------------
                                                       1999              1998
                                                      -----              ----

       Deferred tax liabilities:
          Property and equipment                       $ 75              $ 59

       Deferred tax assets:
          Net operating losses                          188               237
          Allowance for doubtful accounts                44                39
          Inventory and other                            99               143
                                                       ----              ----

       Total deferred tax assets                        331               419
                                                       ----              ----

       Net deferred tax assets                         $256              $360
                                                       ====              ====

    The Company has net tax operating losses of approximately $550,000 which will expire in 2018.

    Significant components of the provision (benefit) for income taxes attributable to operations are as follows:

                                                             Year ended
                                                             December 31,
                                                       ----------------------
                                                       1999              1998
                                                       ----             -----
       Current
          Federal                                     $  -              $(105)
          State                                          -                 (9)
                                                      -----             -----

                    Total current                        -               (114)

       Deferred
          Federal                                       105              (341)
          State                                          -                (30)
                                                      -----             -----

                    Total deferred                      105              (371)
                                                      -----             -----

                                                      $ 105             $(485)
                                                      =====             =====

    The reconciliation of income tax at the U.S. federal statutory tax rate to income tax expense is:

                                                              Year ended
                                                              December 31,
                                                       ----------------------
                                                       1999              1998
                                                       ----              ----

       Tax at federal statutory rate                     34%              (34)%
       State taxes, net of federal benefit                3                (3)
       Permanent differences and other                    3                 1
                                                        ---               ---

                                                         40%              (36)%
                                                        ===               ===


NOTE G - SHAREHOLDERS' EQUITY

    Warrants

    As of December 31, 1999 and 1998, the Company had outstanding 675,000 warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $4.80 per share. The warrants expire on December 9, 2002. The warrants have a call provision whereby the Company may call the warrants at a price of $0.01 per warrant at any time that the market value of the common stock exceeds $5.00 per share for a period of twenty consecutive trading days.

    Also outstanding as of December 31, 1999, were warrants with which the Underwriter of the Company's initial public offering could purchase from the Company an aggregate of 62,500 Units at $9.75 per Unit. The warrants expire on December 2, 2002.

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

    Stock appreciation rights may be granted by themselves or in tandem with a stock option. Stock appreciation rights granted in tandem with an option shall become nonexercisable upon the exercise of the option and an option granted in tandem with stock appreciation rights shall become nonexercisable upon the exercise of the rights. The term of stock appreciation rights shall not exceed 10 years from the date of grant. No grants of stock appreciation rights had been made as of December 31, 1999.

    Restricted stock shall be subject to a restricted period as determined by the Board of Directors. The Board of Directors may provide for the lapse of restrictions in installments, upon the occurrence of certain events, or upon other terms and conditions as the Board of Directors deems appropriate. No grants of restricted stock had been made as of December 31, 1999.

    Performance awards shall be awarded to individuals specified by the Board of Directors based upon the achievement of long-term performance goals. The Board of Directors shall define performance objectives with a performance period of not less than five years, and establish a fixed or variable value for each performance award (which may be expressed in terms of specified dollar amounts or a specified number of shares) at the date of the award. Payments related to performance awards may be made in lump sum or in installments, and shall be subject to such vesting, deferral or other terms and conditions as the Board of Directors may determine. No grants of performance awards had been made as of December 31, 1999.

    The Surrey, Inc. 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 100,000 shares of common stock are reserved for issuance. This Directors' Plan allows for two types of stock option grants; an initial grant of 6,000 options effective on the Company's public offering, with options vesting one third upon the first anniversary of the grant date, and one third on each of the next two anniversaries of the grant date; and an annual grant of 2,000 shares upon re-election to the Board for a fourth or subsequent term, with options vesting immediately. The exercise price of each option shall equal the fair market value of the Company's common stock on the date of grant. All options expire ten years from the date of grant.

    A summary of the Company's stock option activity and related information follows:

                                                                           Weighted-
                                                                            average          Range of
                                                                           exercise          exercise
                                                            Shares          prices             prices
                                                           --------       ----------          --------
      Options outstanding January 1, 1998                   305,500             4.07       4.00 - 4.40
      Granted                                                30,000             4.00                -
      Canceled                                              (30,000)            4.00                -
                                                           --------             ----      ------------

      Options outstanding December 31, 1998 and 1999        305,500            $4.07      $4.00 - 4.40
                                                           ========             ====       ===========

      Options exercisable at:
         December 31, 1999                                  125,000
         December 31, 1998                                   64,000

    Weighted average fair value of options granted in 1998                     $0.77


    The following is additional information relating to options outstanding at December 31, 1999:

                                                                                                 1999
                                                                                               -------
    Exercisable
      Weighted-average exercise prices of options exercisable                                    $4.08
      Weighted-average remaining contractual life of options
         outstanding                                                                           7 years


    Pro forma net earnings (loss) and net earnings (loss) per share, as if the Company had accounted for employee stock options at fair value is as follows:

                                                                               1999              1998
                                                                              ------            ------
    Net earnings (loss)
      As reported                                                               $159             $(849)
      Pro forma                                                                 $ 36             $(971)
    Basic and diluted earnings (loss) per share
      As reported                                                               $.06             $(.34)
      Pro forma                                                                 $.01             $(.39)

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               1998
                                                             --------
      Risk-free interest rate                                      6%
      Dividend yield                                               0%
      Expected life                                          5 years
      Volatility factor                                           26%

    Shares Reserved

    Common stock reserved at December 31, 1999 consists of the following:

      For exercise of stock options                          450,000
      For exercise of common stock warrants                  675,000
      For exercise of Unit warrants                          187,500
                                                           ----------
                                                           1,312,500
                                                           =========


NOTE H - CONCENTRATIONS OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS

    The Company is engaged in the manufacturing and distribution of personal and home care products within the United States. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations within the United States and the major drug, grocery and discount retailer industry.

    For the years ended December 31, 1999 and 1998, sales to one customer amounted to approximately $7,666 and $2,443, respectively.


NOTE I - CONTINGENCIES

    The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.