Form 10QSB
period 2000-03-31
SURREY INC
filed 2000-05-12
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

         On May 11, 2000, the registrant had 2,472,727 outstanding shares of common stock, no par value.

         Transitional Small Business Disclosure Format (check one);
Yes ___  No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Balance Sheet as of March 31, 2000 and December 31, 1999

             Statements of Operations for the Quarter and Three Months Ended March 31, 2000 and March 31, 1999

             Statements of Cash Flows for the Quarter and Three Months Ended March 31, 2000 and March 31, 1999

             Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I: ITEM 1. FINANCIAL STATEMENTS


SURREY, INC
BALANCE SHEET
(IN THOUSANDS)

                                                               MARCH 31,       DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $      6         $      0
    Accounts receivable, net of allowances for doubtful
      accounts of $57 and $116 in 2000 and 1999,
      respectively                                                2,196            4,091
    Inventories                                                   2,657            2,838
    Prepaid expenses and other current assets                       218               23
    Deferred income taxes                                           143              143
    Income taxes receivable                                          32               40
                                                               --------         --------

         Total current assets                                     5,252            7,135

Property and equipment, net                                       4,217            4,237
Deferred income taxes                                               253              113
                                                               --------         --------

                                                               $  9,722         $ 11,485
                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts                                            $      0         $    450
    Trade accounts payable                                          963            1,724
    Accrued expenses                                                202              312
    Current maturities of long-term debt                            431              418
    Current maturities of capital lease obligations                 204              204
                                                               --------         --------

         Total current liabilities                                1,800            3,108

Long-term debt, less current maturities                           4,651            4,732
Capital lease obligations, less current maturities                  163              196

Commitments and contingencies                                         0                0

Shareholders' equity:
    Common stock; no par value: 10,000 shares
      authorized, 2,473 shares issued and outstanding             4,099            4,099
    Common stock warrants: 737 authorized, 675
      issued and outstanding                                        (64)             (64)
    Accumulated deficit                                        $ (1,055)        $   (714)
                                                               --------         --------

         Total shareholders' equity                               3,108            3,449
                                                               --------         --------

                                                               $  9,722         $ 11,485
                                                               ========         ========

         SEE ACCOMPANYING NOTES

SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Net sales                                                   $ 3,350          $ 3,332
Cost of sales                                                 2,717            2,762
                                                            -------          -------

         Gross profit                                           633              570

Operating expenses:
    Sales and marketing                                         215              284
    General and administrative                                  773              539
                                                            -------          -------

         Total operating expenses                               988              823

Loss from operations                                           (355)            (253)

Other income (expense):
    Interest expense                                           (118)            (112)
    Other income                                                  0                0
                                                            -------          -------

         Loss before income taxes                              (473)            (365)

Benefit for income taxes                                       (132)            (111)
                                                            -------          -------

         Net loss                                           $  (341)         $  (254)
                                                            =======          =======

Loss per share - basic and diluted                          $ (0.14)         $ (0.10)
                                                            =======          =======

Weighted average shares outstanding:
    Basic and diluted                                         2,473            2,473
                                                            =======          =======

SEE ACCOMPANYING NOTES.

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
OPERATING ACTIVITIES
Net loss                                                          $  (341)         $  (254)
Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
    Depreciation                                                      102               87
    Changes in operating assets and liabilities:
    Accounts receivable                                             1,895             (722)
    Inventories                                                       181             (130)
    Prepaid expenses and other current assets                        (195)              86
    Trade accounts payable                                           (762)             471
    Accrued expenses                                                 (124)             (50)
    Income taxes receivable/payable                                  (132)            (112)
                                                                  -------          -------
         Net cash provided by (used in) operating
         activities                                                   624             (624)

INVESTING ACTIVITIES
Acquisition of property and equipment                                (514)            (487)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                 0              800
Proceeds from issuance of long-term debt                                0              311
Payment of long-term debt                                             (54)             (34)
Proceeds from capital lease obligations                                 0                7
Principal payments on capital lease obligations                       (50)             (50)
                                                                  -------          -------

         Net cash provided (used in) financing activities         $  (104)         $ 1,034
                                                                  -------          -------

         Net increase (decrease) in cash                                6              (77)
Cash and cash equivalents, beginning of period                          0               77
                                                                  -------          -------

Cash and cash equivalents, end of period                          $     6          $     0
                                                                  =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                      $   118          $   112
    Income taxes                                                        0                0
Acquisition of property and equipment
         under capital leases                                     $    86          $     7

SEE ACCOMPANYING NOTES.

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        Three months ended
                                                                             March 31,
                                                                      ----------------------

                                                                        2000          1999
                                                                      --------      --------
Numerator:

     Net income  (loss)                                               $   (341)     $   (254)

     Numerator for basic and diluted earnings (loss) per share -
         income (loss) available to common stockholders               $   (341)     $   (254)
                                                                      ========      ========

Denominator:

     Denominator for basic earnings (loss) per share - weighted -
         average shares                                                  2,473         2,473
                                                                      --------      --------

     Denominator for diluted earnings (loss) per share - adjusted
         weighted - average shares and assumed conversions               2,473         2,473
                                                                      ========      ========

Basic earnings (loss) per share                                       $  (0.14)     $  (0.10)
                                                                      ========      ========

Diluted earnings (loss) per share                                     $  (0.14)     $  (0.10)

Options to purchase 415,000 shares of common stock at $1.53 to $1.68 were issued in April 2000. Options to purchase 317,500 shares of common stock at $4.00 to $4.40 per share; warrants to purchase 675,000 shares of common stock at $4.80 per share; and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 2000 and 1999 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefor, the effect would be antidilutive.

3. CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

PART I: ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales for first quarter increased slightly to $3,350,000 for the three months ended March 2000 from $3,332,000 for the three months ended March 1999, an increase of 0.5%. This result is primarily attributable to the following factors: the Company had a broader customer base entering first quarter 2000 as compared with the customer base entering first quarter 1999 and such customer base has remained fairly unchanged; regular sales to existing customers remained strong during first quarter 2000; orders from Bath and Body Works ("BBW") during first quarter 2000 were significantly lower due to the fact that in first and second quarters of 1999 BBW placed its opening order shipments (initial shipment of products to stock stores shelves), which orders are not repeated; and in first and second quarters of 1999 the Company had two additional special orders (the Minnetonka Brands "Star Wars" soap project and a special order from Wal-Mart). For second quarter 2000, the Company currently expects its customer base and its regular order sales to be similar to second quarter 1999. However, due to the factors mentioned above (particularly the lack of an opening order from BBW in 2000 and the lack of any special project orders in 2000), the Company currently expects second quarter sales to be significantly lower than sales in second quarter 1999.

         GROSS PROFIT. Gross profit increased slightly for the three months ended March 2000 to $633,000 from $570,000 for the comparable three month period in 1999. Gross profit margin for the same period increased from 17.1% in 1999 to 18.8% in 2000. This increase in gross profit margin is primarily attributed to significant cost savings in production labor. Specifically, temporary workers were replaced by full-time production staff. This resulted in a 25% reduction in production labor costs for the first quarter of 2000 over the comparable period in 1999.

         OPERATING EXPENSES. Operating expenses in the first three months of 2000 increased by 20.0%: $988,000 (or 29.4% of net sales) in 2000 as compared to $828,000 (or 24.9% of net sales) for the comparable period in 1999.

         Sales and marketing expenses decreased from $284,000 (or 8.6% of net sales) in 1999 to $215,000 (or 6.4% of net sales) in 2000, due mainly to a decrease in the costs for advertising and promotion.

         General and administrative expenses increased from $544,000 (or 16.3% of net sales) for first quarter 1999 to $773,000 (or 23.0% of net sales) for first quarter 2000, primarily due to increased salaries and the payment of approximately $90,000 in bonuses in March 2000.

         INTEREST EXPENSE. Interest expense of $118,000 (3.5% of net sales) in March 2000 remained comparable to $112,000 (3.4% of net sales) in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations, bank borrowings, and lease financing.

         Effective April 2000, the Company amended its Loan Agreement with Chase Bank of Texas, National Association ("Lender"). Under the amended Loan Agreement, the Company currently has three outstanding term loans and a revolving line of credit to be used for working capital purposes. The Company has (a) a construction/term loan in the original principal amount of $2,300,000 ("Term Loan") with a final maturity in April 2005, of which approximately $2.1 was outstanding at March 31, 2000; (b) a term loan, in the original principal amount of $400,000 ("Second Term Loan") with a maturity of February 2004, of which approximately $355,000 was outstanding at March 31, 2000; and (c) a term loan, in the original principal amount of $1,000,000, which is being transferred from amounts previously outstanding at March 31, 2000 under the Company's Revolving Note ("Third Term Loan"), with a maturity of April 2003. The proceeds of these terms loans were used to repay outstanding debt, to finance the Company's 1998 and 1999 expansion of the plant and facilities, and for working capital.

         The Company's current revolving line ("Revolving Note") with the Lender is based, under the amended Loan Agreement, on eligible accounts and eligible inventory and has a final maturity of May 8, 2001. Amounts currently available under the Revolving Note include the lesser of (A) 80% of Eligible Accounts (as defined), plus on any date between April 1, 2000 and July 31, 2000 or between January 1, 2001 and May 8, 2001, the lesser of (x), 50% of current inventory balance and (x) $1.2 million, or (B) $3,000,000. As of April 30, 2000, the Company had $1,500,000 outstanding under the Revolving Note and $450,000 in excess borrowing capacity.

         Under the current Loan Agreement, (a) interest on each of the Second and Third Term Loans and the Revolving Note will float at the Lender's Prime Rate plus 1%, and (b) interest on the Term Loan will be fixed at 8.50%.

         The Company and the Lender have amended the financial covenants under the Loan Agreement on several occasions to provide for reduced financial covenants. Currently, the Loan Agreement contains (among other requirements) the following covenants which are tested quarterly. The Company must maintain:

         (a) a current ratio of not less than 1.25 to 1.00 as of the end of each calendar quarter after June 30, 1999;

         (b) a debt to tangible net worth ratio not greater than 2.25 to 1.00 as of the end of each calendar quarter after June 30, 1999; and

         (c) a debt service coverage ratio, beginning with quarter ending March 31, 2000, of not less than 1.20 to 1.00, with the numerator of the debt service coverage ratio being calculated on a rolling four quarters basis, tested for compliance as of the end of each calendar quarter.

         At March 31, 2000, the Company was in compliance with each of the above required tests.

         Interest on each of the term loans and the Revolving Note is payable monthly. Under the Loan Agreement, the Company is required to pay down the Revolving Note and maintain a zero balance for 30 consecutive days once prior to its maturity in April 2001. Principal and interest on the term loans is payable in monthly installments, which aggregate approximately $43,700 per month, increasing to approximately $46,200 per month after April 2001.

         The Loan Agreement also limits indebtedness by the Company, restricts borrowing under certain equipment leases to $2,000,000, restricts the Company from making or incurring capital expenditures exceeding $2,000,000 in any 12 month period, restricts indebtedness in connection with acquisition of equipment to $200,000 and limits sales of assets. The Loan Agreement also restricts the Company from making any dividends or distributions on its capital stock unless net income equals or exceeds $2,000,000, repurchasing or redeeming any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), paying any bonus or other non-salary compensation, replacing its President or Chief Financial Officer, or entering into certain related party transactions without prior written consent of Lender.

         The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. The capital leases currently in effect have maturity dates ranging from dates during 2000 to 2003. Such leases provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

         The Company has a lease line of credit with Key Corporate Capital, Inc. (due in 2005) which provides for a $1,562,000 leasing line of credit. The Company drew the entire amount under this line of credit in 1998. The Chief Executive Officer of the Company has personally guaranteed this lease line of credit. Payments under this line are approximately $288,400 per year or $24,000 per month.

         The Company also has two three year capital lease lines of credit, originally with Winthrop Resources, Inc., the aggregate amount of approximately $777,000. The Company has fully utilized these lines of credit. Payments under these two lines of credit total approximately $300,000 per year or $25,000 per month.

         The Company also has a three year capital lease line of credit, originally entered into in March 1999 with Amembal Capital Corporation, in the total amount of approximately $416,000. Payments under this line of credit are approximately $70,900 per year or $5,900 per month.

         During first quarter 2000, the Company entered into a new three-year $250,000 operating lease with Softech Financial to provide for the complete replacement and upgrade of the Company's computer system. As of March 31, 2000, approximately $200,000 had been drawn under this line. The line is expected to be fully drawn by third quarter 2000 when the system upgrade is expected to be completed. Payments under this line of credit are approximately $96,000 per year or $8,000 per month.

         Currently, the Company is negotiating an additional seven-year $200,000 operating lease line of credit to provide financing for the Company's new candle line. The development of this new line has been financed to date out of operating funds, which are expected to be replaced by the proceeds of this line of credit during second quarter 2000. Payments under this line of credit are expected to be approximately $30,000 per year or $2,500 per month.

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

FORWARD LOOKING INFORMATION

         Statements contained in this report regarding the Company's future operations, including its growth strategy, future performance and results, its ability to meet its working capital and capital expenditure needs, increased sales, anticipated liquidity, and any reduction in expenses as a percentage of net sales, are forward-looking and therefore are subject to certain risks and uncertainties.

         Any forward-looking information regarding the operations of the Company will be affected by the continued receipt of large orders from the Company's significant customers, including Bath & Body Works, the Company's ability to effectively manage its costs of operation, its ability to continue to increase its marketing and sales efforts in order to take advantage of its increased production facilities, and the continued availability of all of the Company's current and anticipated lines of credit.

         Any forward looking information regarding an increase in the Company's gross profit margin also will be affected by the Company's ability to implement its strategy of increasing sales and its customer base, focusing on the sales of higher margin products, and the Company's ability to efficiently utilize its expanded facilities and effectively manage its labor costs. There can be no assurance that the Company will be successful in efficiently managing its growth in order to maximize potential production and contain costs.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

         The Company's Annual Meeting was held May 2, 2000 during second fiscal quarter. At that meeting the shareholders re-elected the current five directors, approved an amendment to the 1997 Long-Term Incentive Plan, adopted the 2000 Long-Term Incentive Plan, and approved Grant Thornton as auditors.


ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 10.19 - Sixth Amendment of Loan Agreement, effective April
                              8, 2000, between the Company and Chase Bank of Texas, National Association, as lender ("Lender").

              Exhibit 10.20 - April 8, 2000 Note ($3,000,000.00) to Lender

              Exhibit 10.21 - April 8, 2000 Note ($1,000,000.00) to Lender

              Exhibit 10.22 - Modification Agreement with Lender ($2,300,000.00
                              Note)

              Exhibit 10.23 - Modification Agreement with Lender ($400,000.00
                              Note)

              Exhibit 27 - Financial Data Schedule.

         (b) The Company filed no Reports on Form 8-K during the reporting period.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SURREY, INC.
                                       (Registrant)



Date: May 12, 2000                     By: /s/ Martin van der Hagen
                                          --------------------------------------
                                               Martin van der Hagen
                                               President


                                       By: /s/ Mark van der Hagen
                                          --------------------------------------
                                               Mark van der Hagen
                                               Chief Financial Officer