Form 10QSB
period 2000-06-30
SURREY INC
filed 2000-08-14
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

       On August 11, 2000, the registrant had 2,472,727 outstanding shares of common stock, no par value.

       Transitional Small Business Disclosure Format (check one);
Yes ___  No _X_

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited)

               Balance Sheets as of June 30, 2000 and December 31, 1999

               Statements of Operations for the Quarter and Six Months Ended June 30, 2000 and June 30, 1999

               Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and June 30, 1999

               Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations


PART II - OTHER INFORMATION
---------------------------


SIGNATURES
----------


EXHIBITS
--------

SURREY, INC
BALANCE SHEETS
(IN THOUSANDS)

                                                                   JUNE 30,          DECEMBER 31,
                                                                     2000                1999
                                                                  ----------         ------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $     86           $      0
    Accounts receivable, net                                           2,385              4,091
    Inventories                                                        3,140              2,838
    Prepaid expenses and other current assets                              9                 23
    Deferred income taxes                                                143                143
    Income taxes receivable                                               32                 40
                                                                    --------           --------

         Total current assets                                          5,795              7,135

Property and equipment, net                                            4,192              4,237
Deferred income taxes                                                    318                113
                                                                    --------           --------

         Total assets                                               $ 10,305           $ 11,485
                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts                                                 $      0           $    450
    Trade accounts payable                                             1,148              1,724
    Accrued expenses                                                     284                312
    Notes payable                                                        916                  0
    Current maturities of long-term debt                                 528                418
    Current maturities of capital lease obligations                      122                204
                                                                    --------           --------

         Total current liabilities                                     2,998              3,108

Long-term debt, less current maturities                                4,184              4,732
Capital lease obligations, less current maturities                       135                196

Commitments and contingencies                                              0                  0

Shareholders' equity:
    Common stock; no par value: 10,000 shares
      authorized, 2,473 shares issued and outstanding                  4,099              4,099
    Common stock warrants: 737 authorized, 675
      issued and outstanding                                              64                 64
    Retained deficit                                                $ (1,175)          $   (714)
                                                                    --------           --------

         Total shareholders' equity                                    2,988              3,449
                                                                    --------           --------

         Total liabilities and shareholders' equity                 $ 10,305           $ 11,485
                                                                    ========           ========


SEE ACCOMPANYING NOTES

SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                   ---------------------       ---------------------
                                                     2000          1999          2000          1999
                                                   -------       -------       -------       -------
Net sales                                          $ 3,910       $ 5,245       $ 7,260       $ 8,577
Cost of sales                                        2,970         3,954         5,686         6,716
                                                   -------       -------       -------       -------

         Gross profit                                  940         1,291         1,574         1,861

Operating expenses:
    Sales and marketing                                203           367           418           651
    General and administrative                         779           482         1,552         1,021
                                                   -------       -------       -------       -------

         Total operating expenses                      982           849         1,970         1,672

Income (loss) from operations                          (42)          442          (396)          189

Other income (expense):
    Interest expense                                  (144)         (171)         (263)         (283)
                                                   -------       -------       -------       -------

         Income (loss) before income taxes            (186)          271          (659)          (94)

Income tax (benefit) provision                         (60)           83          (192)          (28)
                                                   -------       -------       -------       -------

         Net income (loss)                         $  (126)      $   188       $  (467)      $   (66)
                                                   =======       =======       =======       =======

Income (loss) per share:
    Basic                                          $ (0.05)      $  0.08       $ (0.19)      $ (0.03)
    Diluted                                        $ (0.05)      $  0.07       $ (0.19)      $ (0.03)
                                                   =======       =======       =======       =======

Weighted average shares outstanding:
    Basic                                            2,473         2,473         2,473         2,473
    Diluted                                          2,473         2,823         2,473         2,473
                                                   =======       =======       =======       =======

SEE ACCOMPANYING NOTES.

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                               2000              1999
                                                             -------           -------
OPERATING ACTIVITIES
Net loss                                                     $  (467)          $   (66)
Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
    Depreciation                                                 199               184
    Changes in operating assets and liabilities:
    Accounts receivable                                        1,761            (1,754)
    Inventories                                                 (312)             (294)
    Prepaid expenses and other current assets                     14               285
    Deferred income taxes                                        206                 3
    Trade accounts payable                                      (575)              686
    Accrued expenses                                              42                 4
    Income taxes receivable/payable                                0                26
                                                             -------           -------

         Net cash provided by (used in) operating
         activities                                              858              (926)

INVESTING ACTIVITIES
Acquisition of property and equipment                           (113)             (617)


FINANCING ACTIVITIES
Proceeds from notes payable                                        0             1,350
Proceeds from debt and capital lease obligations                   0               344
Payment of long-term debt and capital lease obligations         (209)             (181)
                                                             -------           -------

         Net cash provided by (used in) financing
         activities                                          $  (209)          $ 1,513
                                                             -------           -------

         Net increase (decrease) in cash and cash
         equivalents                                             536               (30)
Cash and cash equivalents, beginning of period                  (450)               77
                                                             -------           -------

Cash and cash equivalents, end of period                     $    86           $    47
                                                             =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                 $   143           $   283
    Income taxes                                                   0                 0
Acquisition of property and equipment
         under capital leases                                $     0           $    33

SEE ACCOMPANYING NOTES.

                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six- month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.


2.   INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share data):

                                                              Three Months Ended            Six Months Ended
                                                                   June 30                       June 30
                                                            ----------------------       -----------------------

                                                              1999          2000           1999           2000
                                                            ----------------------       -----------------------
Numerator:

   Net Income (loss)                                        $    188      $   (126)      $    (66)      $   (467)

   Numerator for basic and diluted income (loss)
   per share - income (loss) available to common
   stockholders                                             $    188      $   (126)      $    (66)      $   (467)
                                                            --------      --------       --------       --------

Denominator:

   Denominator for basic income (loss) per share -
   weighted - average shares                                   2,473         2,473          2,473          2,473

   Dilutive effect of stock options                              350             0              0              0
                                                            --------      --------       --------       --------

   Denominator for diluted income (loss) per share -
   adjusted weighted - average shares and assumed
   conversions                                                 2,823         2,473          2,473          2,473

Basic income (loss) per share                               $   0.08      $   (0.5)      $  (0.03)      $  (0.19)
                                                            --------      --------       --------       --------

Diluted income (loss) per share                             $   0.07      $   (0.5)      $  (0.03)      $  (0.19)

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


4.   LONG-TERM DEBT

As of June 30, 2000, the Company was not in compliance with certain financial covenants specified in its term loan and line of credit agreements. The Company has received a waiver from the lender for such violations.

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

RESULTS OF OPERATIONS

            NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales decreased to $3,910,000 for the three months ended June 30, 2000 from $5,245,000 for the three months ended June 30, 1999, a decrease of 25.5%. Net sales decreased to $7,260,000 for the six months ended June 30, 2000 from $8,577,000 for the six months ended June 30, 1999, a decrease of 15.4%. The substantial decrease in net sales for both periods is primarily attributable to the fact that (1) during first quarter 1999, the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" soap retail distribution project and (2) during second quarter 1999, the Company shipped large follow-on orders to both Bath & Body Works and Minnetonka Brands. The Company currently expects sales volume during the second half of 2000 to be comparable to sales for the second half of 1999.

            GROSS PROFIT. Gross profit decreased for the three months ended June 30, 2000 to $940,000 from $1,291,000 for the comparable three month period in 1999. Gross profit margin for the three month period decreased slightly from 24.6% in 1999 to 24.0% in 2000. Gross profit decreased for the six months ended June 30, 2000 to $1,574,000 from $1,861,000 for the comparable six month period in 1999. Gross profit margin for the six-month period remained the same at 21.7%. The decrease in gross profit during both periods is attributable to lower sales during the periods, coupled with an increase in salaries and bonuses and the addition of new hires, partially offset by inventory adjustments taken in May 2000. Gross profit margin remained the same even with lower sales primarily due to substantially lower production labor costs. These cost savings are being driven by the Company's use of lower cost seasonal full-time employees instead of higher cost temporary agency workers.

            OPERATING EXPENSES. Operating expenses increased for the three months ended June 30, 2000 by 13.5% over the three months ended June 30, 1999, and increased as a percentage of net sales; $982,000 (or 25.1% of net sales) in 2000, as compared to $849,000 (or 16.2% of net sales) in 1999. Operating expenses also increased in the six months ended June 30, 2000 by 15.1% over the six months ended June 30, 1999, and increased as a percentage of net sales; $1,970,000 (or 27.1% of net sales) in 2000, as compared to $1,672,000 (or 19.5%
of net sales) in 1999.

            Sales and marketing expenses decreased for both the three months and six months ended June 30, 2000 over the comparable periods in 1999, and decreased in each case as a percentage of net sales. Such expenses for second quarter decreased from $367,000 (or 7.0% of net sales) in 1999 to $203,000 (or 5.2% of net sales) in 2000, and for the six-month period, decreased from $651,000 (or 7.6%
of net sales) in 1999 to $418,000 (or 5.8% of net sales) in 2000. The decrease is primarily due to significantly lower sales commissions due to lower sales volume.

            General and administrative expenses increased for the three months ended June 30, 2000 as compared to the same period in 1999, and also increased as a percentage of net sales, from $482,000 (or 9.2% of net sales) in 1999 to $779,000 (or 19.9% of net sales) in 2000. For the six months ended June 30, 2000, general and administrative expenses increased over the comparable period in 1999, and increased as a percentage of net sales. Such expenses for the six-month period increased from $1,021,000 (or 11.9% of net sales) in 1999 to $1,552,000 (or 21.4% of net sales) in 2000. This increase was primarily due to increased salaries for sales and marketing personnel.

            INTEREST EXPENSE. Interest expense as a percentage of sales increased slightly in both periods, as a result of higher bank borrowings and rate increases. Interest expense was $144,000 (3.7% of net sales) in the three months ended June 30, 2000, as compared to $171,000 in the three months ended June 30, 1999 (3.3% of net sales). Interest expense was $263,000 (3.6 % of net sales) for the six months ended June 30, 2000, as compared to $283,000 (3.3% of net sales) for the six months ended June 30, 1999. The increase was primarily due to the Company's increased borrowings in connection with its increased inventory needs and the replacement and entire upgrade of its computer system. Increased interest obligations resulted as the Company increased its revolving line of credit to fund working capital, increased its long-term debt by moving an outstanding working capital line to term debt, and incurred new lease financing of approximately $450,000 for new a computer system and for candle making equipment.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity are cash flow from operations, bank and lease financing.

            Effective April 2000, the Company amended its Loan Agreement with Chase Bank of Texas, National Association ("Lender"). Under the amended Loan Agreement, the Company currently has three outstanding term loans and a revolving line of credit to be used for working capital purposes. The Company has (a) a construction/term loan in the original principal amount of $2,300,000 ("Original Term Loan") with a final maturity in April 2005; (b) a term loan, in the original principal amount of $400,000 ("Second Term Loan") with a maturity of February 2004; and (c) a term loan, in the original principal amount of $1,000,000 ("Third Term Loan") with a maturity of April, 2003. An aggregate of approximately $3,436,000 was outstanding at June 30, 2000 under all three term loans.

            The Company's current revolving line ("Revolving Note") with the Lender is based, under the amended Loan Agreement, on eligible accounts and eligible inventory and has a final maturity of May 8, 2001. Amounts currently available under the Revolving Note include the lesser of (A) 80% of Eligible Accounts (as defined), plus, on any date between April 1, 2000 and July 31, 2000 or between January 1, 2001 and May 8, 2001, the lesser of 50% of current inventory balance and (x) $1.2 million, or (B) $3,000,000. As of August 1, 2000, the Company had $900,000 outstanding under the Revolving Note and $600,000 in excess borrowing capacity.

            Under the current Loan Agreement, (a) interest on each of the Second and Third Term Loans and the Revolving Note will float at the Lender's Prime Rate plus 1%, and (b) interest on the Original Term Loan will be fixed at 8.50%.

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

            At June 30, 2000, the Company was not in compliance with either the debt service coverage ratio or the debt to tangible net worth covenant set forth above and has received a waiver from the Lender for such non-compliance.

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

            The Company also has two three year capital lease lines of credit, originally with Winthrop Resources, Inc., in the aggregate amount of approximately $777,000. The Company has fully utilized these lines of credit. Payments under these two lines of credit total approximately $300,000 per year or $25,000 per month.

            The Company also has a three year capital lease line of credit, originally entered into in March 1999 with Amembal Capital Corporation, in the total amount of approximately $416,000. Payments under this line of credit are approximately $70,900 per year or $5,900 per month.

            During second quarter 2000, the Company completed a system-wide replacement and upgrade of its computer system. The final cost of this replacement was $325,000, which has been financed through a three-year operating lease with Softech Financial. The Company began drawing on the lease line in first quarter and the final lease closed in July 2000. Payments under this line of credit are approximately $114,000 per year or $9,500 per month.

            During second quarter 2000 the Company added an additional seven-year $125,000 operating lease line of credit to provide financing for its new candle production line. The development of this new production line was financed out of operating funds, $125,000 of which has been replaced by the proceeds of this line of credit during second quarter 2000. Payments under this line of credit are expected to be approximately $36,000 per year or $3,000 per month.

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

            None.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 27, 2000, proxy statements were mailed to the holders of record of 2,472,727 shares of common stock to solicit proxies in connection with the Annual Meeting of Shareholders on May 2, 2000. Shareholders holding 2,454,418 shares were present, in person or by proxy. Four proposals were submitted to a vote of shareholders.

                                                         Vote
                                             -----------------------------------
                 Matter                              For      Withhold Authority
                 ------                              ---      ------------------

            1.   Election of Directors:           2,440,068          1,000
                   John B. van der Hagen          2,440,068          1,000
                   Martin J. van der Hagen        2,440,068          1,000
                   Mary A. van der Hagen          2,440,068          1,000
                   Bruce Masucci                  2,440,068          1,000
                   G. Thomas MacIntosh            2,440,068          1,000


            2.   Approval and Adoption of 2000 Long-Term Incentive Plan

                 -----------------------------------------------------
                      For               Against             Abstain
                      ---               -------             -------
                   1,393,280             40,250              1,317


            3. Approval and Adoption of Amendment to 1997 Non-Employee Directors' Plan

                 -----------------------------------------------------
                      For               Against             Abstain
                      ---               -------             -------
                   1,377,580             55,950              1,317


            4. Ratification and Appointment of Grant Thornton as independent auditors for fiscal year 2000

                 -----------------------------------------------------
                      For               Against             Abstain
                      ---               -------             -------
                   2,448,418             5,000               1,000


                                      -12

ITEM 5      OTHER INFORMATION

            In July 2000, the Company was notified by The Nasdaq that it was not currently in compliance with the continued listing requirement that its stock price maintain a bid price of $1.00 or above. Under The Nasdaq rules, the Company has until October 12, 2000 to come into compliance with such requirement; otherwise, The Nasdaq has the right to delist the Company's common stock.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibit 27. - Financial Data Schedule

            (b) The Company filed no Reports on Form 8-K during the reporting period.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SURREY, INC.
                                       (Registrant)



Date: August 11, 2000                  By:   /s/ Martin van der Hagen
                                          --------------------------------------
                                             Martin van der Hagen
                                             President


                                       By:   /s/ Mark van der Hagen
                                          --------------------------------------
                                             Mark van der Hagen
                                             Chief Financial Officer