Form 10QSB
period 2000-09-30
SURREY INC
filed 2000-11-13
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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
Yes     X     No
      ----        ----

         On November 10, 2000, the registrant had 2,472,727 outstanding shares of common stock, no par value.

         Transitional Small Business Disclosure Format (check one);
Yes           No    X
      ----        ----

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                  Balance Sheets as of  September 30, 2000 and December 31, 1999

                  Statements of Operations for the Quarter and Nine Months Ended September 30, 2000 and September 30, 1999

                  Statements of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 1999

                  Notes to Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS

PART I:           FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


SURREY, INC.
BALANCE SHEETS
(IN THOUSANDS)



                                            SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                            ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                           $      0           $      0
  Accounts receivable                                    3,002              4,091
  Inventories, net                                       3,773              2,838
  Prepaid expenses and other current assets                 16                 23
  Deferred income taxes                                    143                143
  Income taxes receivable                                   32                 40
                                                      --------           --------

Total current assets                                     6,966              7,135

Property and equipment, net                              4,243              4,237
Deferred income taxes                                      253                113
                                                      --------           --------

Total assets                                          $ 11,462           $ 11,485
                                                      ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank overdrafts                                     $    265           $    450
  Trade accounts payable                                 1,426              1,724
  Accrued expenses                                         293                312
  Notes payable                                          2,400                  0
  Current maturities of long-term debt                     136                418
  Current maturities of capital lease obligations           42                204
                                                      --------           --------

Total current liabilities                                4,562              3,108

Long-term debt, less current maturities                  3,577              4,732
Capital lease obligations, less current maturities         135                196

Commitments and contingencies                                0                  0

Shareholders' equity:

  Common stock; no par value                             4,099              4,099
  Common stock warrants                                     64                 64
  Retained deficit                                        (975)              (714)
                                                      --------           --------

Total shareholders' equity                               3,188              3,449

Total liabilities and shareholders' equity            $ 11,462           $ 11,485
                                                      ========           ========
SEE ACCOMPANYING NOTES.


SURREY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -----------------------         -------------------------
                                                     2000            1999             2000             1999
                                                    -------         -------         --------         --------
Net sales                                           $ 5,034         $ 5,014         $ 12,294         $ 13,591
Cost of sales                                         3,640           4,092            9,327           10,808
                                                    -------         -------         --------         --------

Gross profit                                          1,394             922            2,967            2,783

Operating expenses:
  Sales and marketing                                   271             115              689              766
  General and administrative                            690             530            2,242            1,551
                                                    -------         -------         --------         --------

Total operating expenses                                961             645            2,931            2,317

Income (loss) from operations                           433             277               36              466

Other:
  Interest expense                                     (164)           (162)            (426)            (445)
                                                    -------         -------         --------         --------

Income (loss) before income taxes                       269             115             (390)              21

Income tax (benefit) provision                           63              26             (129)               0
                                                    -------         -------         --------         --------

Net Income (loss)                                   $   206         $    89         ($   261)        $     21
                                                    =======         =======         ========         ========

Income (loss) per share
 Basic                                              $  0.08         $  0.04         ($  0.11)        $   0.01
  Diluted                                           $  0.08         $  0.04         ($  0.11)        $   0.01
                                                    =======         =======         ========         ========

Shares used in computing earnings per share:
 Basic                                                2,473           2,473            2,473            2,473
  Diluted                                             2,473           2,473            2,473            2,473
                                                    =======         =======         ========         ========


SEE ACCOMPANYING NOTE.S

SURREY, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -----------------------
                                                               2000            1999
                                                              -------         -------
OPERATING ACTIVITIES
Net income (loss)                                             $  (261)        $    21
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                  302             284
    Changes in operating assets and liabilities:
      Accounts receivable                                       1,089          (2,155)
      Inventories                                                (935)           (733)
      Prepaid expenses and other current assets                    (7)            309
      Deferred income taxes                                         0             (92)
      Trade accounts payable                                      (33)          1,203
      Accrued expenses                                            (19)             36
      Income taxes receivable/payable                               8             205
                                                              -------         -------

Net cash provided by (used in) operating activities               144            (922)

INVESTING ACTIVITIES
Acquisition of property and equipment                             (79)           (688)
                                                              -------         -------

Net cash used in investing activities                             (79)           (688)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                           450           1,500
Proceeds from issuance of long-term debt                            0             311
Payment of long-term debt                                        (150)           (108)
Principal payments on capital lease obligations                  (180)           (130)
Increase in bank overdraft                                       (185)              0
                                                              -------         -------
Net cash provided by (used in) financing activities               (65)          1,573

Net increase (decrease) in cash                                     0             (37)
Cash and cash equivalents, beginning of period                      0              77
                                                              -------         -------

Cash and cash equivalents, end of period                      $     0         $    40
                                                              =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                    $   426         $   445
  Income taxes                                                      0               0
Acquisition of property and equipment with
  capital leases                                              $    25         $    37


SEE ACCOMPANYING NOTES.


                                  SURREY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.       ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

2.       INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share data):

                                                                       Three months ended           Nine months ended
                                                                           September 30                September 30
                                                                       --------------------        ----------------------
                                                                        2000          1999           2000           1999
                                                                       ------        ------        -------         ------
Numerator:
     Net Income (loss)                                                 $  206        $   89        ($  261)        $   21

     Numerator for basic and dilated (loss) per share - income
     (loss) available to common stockholders                              206            89           (261)            21
                                                                       ------        ------        -------         ------
Denominator:
     Denominator for basic earnings (loss) per share - weighted
     - average shares                                                   2,473         2,473          2,473          2,473

     Dilutive effect of stock options                                       0             0              0              0
                                                                       ------        ------        -------         ------
     Denominator for basic earnings (loss) per share - adjusted
     weighted - average shares and assumed conversions                  2,473         2,473          2,473          2,473
Basic earnings (loss) per share                                        $ 0.08        $ 0.04        ($ 0.11)        $ 0.01
                                                                       ------        ------        -------         ------
Diluted earnings (loss) per share                                      $ 0.08        $ 0.04        ($ 0.11)        $ 0.01


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


4.       LONG-TERM DEBT


As of September 30, 2000, the Company was not in compliance with certain financial covenants specified in their term loan and line of credit agreements. The Company and the lender are currently negotiating a waiver of such violations.

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

RESULTS OF OPERATIONS

         NET SALES. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $5,034,000 for the three months ended September 30, 2000 from $5,014,000 for the three months ended September 30, 1999, an increase of 0.4%. Net sales decreased to $12,294,000 for the nine months ended September 30, 2000 from $13,591,000 for the nine months ended September 30, 1999, a decrease of 10.5%. The substantial decrease in net sales for the first half of 2000, which significantly effects the results for the first nine months of 2000, is primarily attributable to the same two basic factors: (1) during first quarter 1999 the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" soap retail distribution project and (2) during second quarter 1999 the Company shipped large follow-on orders to both Bath & Body Works and Minnetonka Brands. These initial orders were not repeated in 2000. Net sales were up but substantially unchanged for the third quarter of 2000, as compared to the comparable period in 1999, reflecting a substantially unchanged customer base.

         The Company currently expects sales volume for the fourth quarter of 2000 to be comparable to sales for the third quarter of 2000. In addition, the Company currently expects sales for year 2001 to increase over 2000, largely due to new programs recently announced with CVS stores and Target stores and a new line of products from Bath & Body Works expected in early 2001.

         GROSS PROFIT. Gross profit and gross profit margin in each period increased primarily due to substantially lower production labor costs included in the cost of sales numbers. These cost savings are being driven by the Company's use of lower cost seasonal full-time employees instead of higher cost temporary agency workers. However, the use of such seasonal full time employees (I.E., temporary but full time during the time of employment) also contributes to higher general and administrative costs, as described below under "OPERATING EXPENSES." Gross profit increased for the three months ended September 30, 2000 to $1,394,000 from $922,000 for the comparable three month period in 1999. Gross profit margin for the three month period increased from 18.4% in 1999 to 27.7% in 2000. Gross profit increased for the nine months ended September 30, 2000 to $2,967,000 from $2,783,000 for the comparable nine month period in 1999. Gross profit margin for the nine-month period ended September 30, 2000 increased to 24.1% from 20.5% for the comparable nine month period in 1999.

         OPERATING EXPENSES. Operating expenses increased for the three months ended September 30, 2000 by 49.0% over the three months ended September 30, 1999, and increased as a percentage of net sales; $961,000 (or 19.1% of net sales) in 2000, as compared to $645,000 (or 12.9% of net sales) in 1999. Operating expenses also increased in the nine months ended September 30, 2000 by 26.5% over the nine months ended September 30, 1999, and increased as a percentage of net sales; $2,931,000 (or 23.8% of net sales) in 2000, as compared to $2,317,000 (or 17.1%
of net sales) in 1999.

         During 2000, the Company began implementing a program to use sales commissions as employee incentives and rewards. As part of this initiative, a larger part of the compensation payable to sales personnel is being shifted from salary (which numbers appear in the general and administrative expenses) to commissions (which numbers appear in the selling and marketing expenses). This initiative begin in first quarter 2000 and has had a cumulative effect, with the biggest effects being seen in the third quarter sales and marketing expenses due to increased sales in third quarter (resulting in significantly higher sales commissions). In addition, new full-time hires and increased salaries during 2000 have increased general and administrative expenses during 2000. The Company currently expects that all such operating expenses will remain somewhat constant in 2001 and, based on the expected increase in sales, will therefore decrease as a percentage of sales in 2001.

         Sales and marketing expenses increased for the three months, and decreased for the nine months, ended September 30, 2000 over the comparable periods in 1999, and as a percentage of net sales. Such expenses for third quarter increased from $115,000 (or 2.3% of net sales) in 1999 to $271,000 (or 5.4% of net sales) in 2000, and for the nine-month period, decreased from $766,000 (or 5.7% of net sales) in 1999 to $689,000(or 5.6% of net sales) in
2000. The significant increase for the three month period was due primarily to the increase in sales commissions, as described above. The slight decrease for the nine month period was primarily due to lower sales commissions due to lower sales volume.

         General and administrative expenses significantly increased for the three months ended September 30, 2000 as compared to the same period in 1999, and also increased as a percentage of net sales, from $324,000 (or 11.3% of net sales) in 1999 to $690,000 (or 13.7% of net sales) in 2000. For the nine months ended September 30, 2000, general and administrative expenses also increased over the comparable period in 1999 and as a percentage of net sales. Such expenses for the nine-month period increased from $1,551,000 (or 11.5% of net sales) in 1999 to $2,242,000 (or 18.2% of net sales) in 2000. This significant increase was primarily due to increased salaries being paid during the entire year, higher costs for the company medical plan due to more full-time employees, including seasonal full-time employees, and higher product development costs, particularly in third quarter, due to a higher level of new product launches expected for 2001.

         INTEREST EXPENSE. Interest expense as a percentage of sales increased slightly for both periods as a result of higher bank borrowings and rate increases. Interest expense was $164,000 (3.3% of net sales) in the three months ended September 30, 2000, as compared to $162,000 in the three months ended September 30, 1999 (3.3% of net sales). Interest expense was $426,000 (3.5 % of net sales) for the nine months ended September 30, 2000, as compared to $445,000 (3.3% of net sales) for the nine months ended September 30, 1999. The increase was primarily due to the Company's increased borrowings in the first six months of 2000 in connection with its increased inventory needs and the replacement and entire upgrade of its computer system.

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

         Effective April 2000, the Company amended its Loan Agreement with Chase Bank of Texas, National Association ("Lender"). Under the amended Loan Agreement, the Company currently has three outstanding term loans and a revolving line of credit to be used for working capital purposes. The Company has (a) a construction/term loan in the original principal amount of $2,300,000 ("Original Term Loan") with a final maturity in April 2005; (b) a term loan, in the original principal amount of $400,000 ("Second Term Loan") with a maturity of February 2004; and (c) a term loan, in the original principal amount of $1,000,000 ("Third Term Loan") with a maturity of April, 2003. An aggregate of approximately $3,700,000 was outstanding at September 30, 2000 under all three term loans.

         The Company's current revolving line ("Revolving Note") with the Lender is based, under the amended Loan Agreement, on eligible accounts and eligible inventory and has a final maturity of May 8, 2001. Amounts currently available under the Revolving Note include the lesser of (A) 80% of Eligible Accounts (as defined), plus, on any date between April 1, 2000 and July 31, 2000 or between January 1, 2001 and May 8, 2001, the lesser of 50% of current inventory balance and (x) $1.2 million, or (B) $3,000,000. As of November 1, 2000, the Company had $2,369,000 outstanding under the Revolving Note and $131,000 in excess borrowing capacity.

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

         At September 30, 2000, the Company was not in compliance with either the debt service coverage ratio or the debt to tangible net worth covenant set forth above. The Company and the Lender are currently negotiating a waiver of such non-compliance.

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

         During second quarter 2000, the Company completed a system-wide replacement and upgrade of its computer system. The final cost of this replacement was $325,000, which was financed through a three-year operating lease with Softech Financial. Payments under this line of credit are approximately $114,000 per year or $9,500 per month.

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

         Any forward-looking information regarding the operations of the Company will be affected by the continued receipt of large orders from the Company's significant customers, including Bath & Body Works, CVS and Target, the Company's ability to effectively manage its costs of operation, its ability to increase its marketing and sales efforts in order to take advantage of its increased production facilities, and the continued availability of all of the Company's current and anticipated lines of credit.

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


PART II:.OTHER INFORMATION

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

                  None.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5            OTHER INFORMATION

         In July 2000, the Company was notified by The Nasdaq that it was not currently in compliance with the continued listing requirement that its stock price maintain a bid price of $1.00 or above. Under The Nasdaq rules, the Company was given 90 days to come into compliance with such requirement. The Company issued a press release and filed a Form 8-K upon notification that its shares had been delisted effective October 20, 2000. The Company's stock now trades on the Nasdaq Over the Counter Market Bulletin Board (SOAP.OB).

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 27. - Financial Data Schedule

                  (b) The Company filed one Report on Form 8-K during the reporting period. As discussed above, on October 20, 2000 the Company reported that its shares had been delisted from the Nasdaq SmallCap Market and now trade on the Nasdaq Over the Counter Bulletin Board (SOAP.OB).



SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SURREY, INC.
                                      (Registrant)



Date: November 13, 2000               By:      /s/ Martin van der Hagen
                                          --------------------------------------
                                               Martin van der Hagen
                                               President


                                      By:      /s/ Mark van der Hagen
                                          --------------------------------------
                                               Mark van der Hagen
                                               Chief Financial Officer