Form 10KSB
period 2000-12-31
SURREY INC
filed 2001-05-02
CIK 1044847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to __________________

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

         Securities registered pursuant to Section 12(b) of the Act:        NONE
         Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, NO PAR VALUE ("COMMON STOCK")
              REDEEMABLE COMMON STOCK PURCHASE WARRANTS ("WARRANT")
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the year ended December 31, 2000 where $16,845,000.

The aggregate market value of Common Stock held by non-affiliates as of April 16, 2001 was $739,475.00.

The number of shares of Common Stock outstanding as of the close of business on April 16, 2001 was 2,472,727.

Transitional Small Business Disclosure Format:  Yes ___ No   X  .
                                                           -----

                                     PART I

Item 1.  Description of Business.

General

         Surrey, Inc. ("Surrey" or the "Company") specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products. The Company has built four successful retail brands and a strong private label and contract manufacturing business for high-profile customers.

         Surrey uses a proprietary process for manufacturing poured bar soaps that allows the Company to produce unique and affordable original soap products in large quantities with consistent quality. In addition, the Company manufactures a small amount of traditional bar soap. Surrey also maintains a library of chemical formulations for producing purer, milder and harder glycerin soap bars primarily through the use of synthetic moisturizing ingredients rather than the use of tallow (i.e., animal fat). The Company manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company also manufactures a line of high-end scented candles that complements its line of home fragrance products. See also "Competition."

Contract for Sale of Substantially All Assets of Surrey, Inc.

         On April 5, 2001, Surrey, Inc. (the "Company") entered into an Agreement for the Purchase and Sale of Assets (the "Asset Agreement"), dated as of April 2, 2001, with Jean Charles Incorporated, a Utah corporation with an address at 82449 Avenue 61, Thermal, California 92274. The Asset Agreement provides for the sale by the Company to Jean Charles Incorporated of all of the Company's tangible personal property, inventories, intangibles, books and records and prepaid accounts. The Company is not selling its real property, accounts receivable, bank accounts, tax deposits and certain of its contracts not assumed by Jean Charles Incorporated pursuant to the Asset Agreement nor are the Company's accounts payable being assumed.

         The sale of assets pursuant to the Asset Agreement has been approved by the Company's board of directors and is subject to approval by the Company's shareholders. The Company will prepare as soon as possible a notice to its shareholders of a special shareholders' meeting to consider and vote upon the Asset Agreement. The circumstances which led to the decision by the Board of Directors to enter into the Asset Agreement were two-fold. Recently, the Board of Directors has been advised by management that the Company's financial statements for its year ended December 31, 2000 reveal that the Company has experienced substantial losses for the year ended December 31, 2000, in the amount of approximately $2,100,000. In addition, the Company has borrowed heavily from The Chase Manhattan Bank over the past few years and is indebted to The Chase Manhattan Bank in the amount of approximately $6,000,000, including principal, interest and late fees, all of which debt is cross-collateralized by the Company's real property, accounts receivable and inventories. By letter dated January 3, 2001, The Chase Manhattan Bank accelerated the maturity of a portion of the Company's debt and demanded immediate payment. The Company unsuccessfully sought to refinance its debt owed to The Chase Manhattan Bank with another lender. By letter dated March 7, 2001, The Chase Manhattan Bank accelerated the maturity of all of the Company's indebtedness and demanded immediate payment. The Board of Directors of the Company has considered various alternatives available to the Company, including bankruptcy, receivership, assignment for the benefit of creditors and sale of assets, and has discussed these alternatives with the professional advisors to the Company. The Company does not have the financial ability to continue as a going concern, nor does it have the capital resources to continue its operations under the threat of foreclosure by The Chase Manhattan Bank. The Board of Directors of the Company has determined that the Asset Agreement is the preferred alternative for the creditors and shareholders of the Company.

         In a Letter Agreement dated April 5, 2001 among the Company, The Chase Manhattan Bank and Jean Charles Incorporated, The Chase Manhattan Bank has agreed to forebear taking any action to collect the debt owed to it by the Company for 180 days, subject to the continuing performance by Jean Charles Incorporated pursuant to the Asset Agreement.

         The sale of assets pursuant to the Asset Agreement will close on July 31, 2001, unless postponed by the parties, but not later than September 29, 2001 (the "Closing"). At the Closing the Company will transfer and deliver title to the assets to be sold pursuant to the Asset Agreement to Jean Charles Incorporated.

         Jean Charles Incorporated has contracted to perform certain obligations pursuant to the Asset Agreement in consideration for the assets to be sold, including (i) operation of the Company's business as agent for the Company until the Closing; (ii) payment of the Company's general, administrative and operating expenses from the date of the Asset Agreement until the Closing; (iii) payment of lease payments on the Company's operating and capital leases from the date of the Asset Agreement until the Closing; and (iv) payment of certain other expenses of the Company, subject to prior approval. Effective on the date of the Asset Agreement, the Company laid-off all of its employees and Jean Charles Incorporated hired and agreed to pay those employees it considers necessary to the ongoing business of the Company. Jean Charles Incorporated also contracted to lease the Company's office and warehouse facilities on a month- to-month basis at a rental of $10,000 per month for as long as necessary to continue the operations of the Company.

         In addition, Jean Charles Incorporated entered into a Guaranty Agreement (the "Guaranty Agreement") dated April 5, 2001 with The Chase Manhattan Bank pursuant to which Jean Charles Incorporated guaranteed the payment by or on behalf of the Company of $3,000,000 to The Chase Manhattan Bank within 180 days after the date of the Asset Agreement from collections on the Company's accounts receivable and sales of product using the Company's inventories. The Chase Manhattan Bank is owed approximately $6,000,000, including principal, interest and late fees, by the Company, all of which is cross-collateralized by the Company's real property, accounts receivable and inventory.

         In addition, Jean Charles Incorporated has agreed, pursuant to the Asset Agreement, to pay 10% of gross sales revenues, less returns and allowances, from sales of products acquired from the Company directly to the Company's trade creditors, until such time as the Company's trade creditors have been paid in full.

         In addition, Jean Charles Incorporated has agreed, pursuant to the Asset Agreement, to purchase from the Company all of its inventories on hand at the Closing, valued at the lesser of cost or fair market value, less inventory advances by Jean Charles Incorporated to the Company. In payment for the inventory, Jean Charles Incorporated will pay 10% of gross sales revenues, less returns and allowances, from sales of products acquired from the Company directly to the Company, after the Company's trade creditors have been paid in full, until such time as the Company has been paid in full for the inventories.

         Additionally, the Asset Agreement provides that all shares of stock of the Company owned directly or indirectly by John van der Hagen will be canceled by the Company at or prior to the Closing, John van der Hagen will enter into a long term consulting agreement with Jean Charles Incorporated, and Marty van der Hagen will enter into an employment agreement with Jean Charles Incorporated.

         Additionally, Jean Charles Incorporated has covenanted pursuant to the Asset Agreement that within 18 months after the date of the Asset Agreement, Jean Charles Incorporated will make a tender offer to the shareholders of the Company to purchase all of their shares of stock of the Company for cash consideration of $.80 per share, less distributions, if any, made to the shareholders after the date of the Asset Agreement.

Background of the Company and its Business

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

         During the 1980's, management began developing a new generation of soap formulations and selling its products to drug store chains, supermarket chains, and discount/mass merchandisers across the country. Surrey found that the chemistry of most glycerin bar soaps made the soap soft and difficult to process. Surrey's newly formulated glycerin soaps were firmer, lasted longer, and could be used to create various unique shapes and formats, such as Surrey's original "soap suspended in soap" products.

         In the early 1990's, Surrey entered the contract manufacturing business and began producing specialty soap products for a variety of premier brand consumer product companies and prestige accounts, including Elizabeth Arden, Walt Disney Co., Avon, Ann Taylor, Wal-Mart, and Walgreen's. In 1990, the Company acquired the assets of Simmer Scents, a line of potpourri home fragrances, and began selling to major craft chains.

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

Products and Distribution

         Surrey's principal product line has traditionally been its high quality glycerin bar soaps which it markets, both directly and through manufacturers' representatives, to a large variety of retail establishments, and which it manufactures, on a contract basis, for a variety of private-label customers. In addition, the Company now manufactures and markets a full line of potpourri products and began producing a candle line in late 1998. The Company's total sales mix for 1999 and 2000 was approximately 65% contract manufacturing products and approximately 35% retail products, including soaps, shaving products, potpourri, and craft products.

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

         * THE TEA ROOM(TM)LINE                       * THE SIMMER SCENTS LINE

         * candle line                                * potpourri bags
         * potpourri                                  * potpourri liquids
         * soap                                       * oils
                                                      * sachets

         * THE SURREY MEN'S LINE                      * THE ILLUMATHERAPE(R)LINE

         * shaving mug, brush and soap set            * various shaped and
                                                          scented candles

         The Company has worked to diversify its product mix. In mid-1997 the Company introduced a full line of potpourri intended to capitalize on the Company's experience in producing high quality fragrances. The Company's potpourri line is being sold both through craft stores (such as Garden Ridge) and discount mass merchandisers (such as Wal-Mart and K-Mart). At the end of 1998, the Company entered the candle market with a line of high-end scented candles that compliments its line of home fragrance products. During 1999, the Company reintroduced its soap making kits as a holiday product. These additional products have increased the Company's ability to market to craft stores. During 2000, the Company developed a second candle line, to produce clear wax candles, which doubled the Company's candle production capacity and which became operational in April 2000.

         In 1998, the Company also began manufacturing a small amount of traditional bar soap. The Company does not expect to make significant inroads into the traditional bar soap market; rather, the Company intends to meet the existing demand of its customers for traditional bar soap. The addition of a traditional line of bar soap allows the Company to offer a more complete line of soap products including traditional soap products, liquid soap, and glycerin bar soap. See also "Competition."

Management Information System

         During first quarter 2000, the Company began a replacement and upgrade of its entire management information system. In order to finance this project, the Company entered into a $250,000 operating lease with Softech Financial. The new system was completed and operational during third quarter 2000. The upgrade consists of new hardware, new software and training for Company employees. The new system is expected to improve efficiency and cut costs for handling orders and sales, to improve inventory control and to help track and manage general cost control.

Growth Strategy

         Over the past several years, the Company has embarked on a growth strategy designed to substantially increase revenue and profitability. To date, the Company has met many of its stated goals and continues to work toward developing others. The Company has expanded its business by:

         *  doubling its manufacturing and production capabilities

         *  doubling its sales

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

         *  continuing to diversify its product mix

         *  developing new products for its retail market

         * continuing to shift its marketing emphasis to its higher margin products

         * hiring a human resources director to decrease labor costs and turnover

         During 2000, the Company focused on (1) continuing to develop new products, such as its new clear wax candle line, increasing sales in all its product lines, and entering into new markets, such as the UK and Europe; and (2) cost containment to improve gross profit. The Company's gross profit margin was approximately 21% in 1999 and was [?]__% in 2000.

Bath & Body Works

         The Company announced in November 1998 that it received a major letter of commitment from Bath & Body Works, a wholly owned subsidiary of The Limited,

Inc., to purchase Company products. The letter of commitment was carried out through periodic purchase orders and no formal agreement was entered into between Bath & Body Works and the Company.

         In January 1999, Bath & Body Works placed an initial opening order for approximately 2.0 million bars of glycerin specialty soap products, for approximately $1.0 million in revenues. Total Bath & Body Work's purchases for 1999 were approximately 10 million bars, for approximately $7.0 million in revenues, and for 2000 were approximately 8 million bars, for approximately $5.0 million in revenues. As of March 2001, the Company had received year 2001 purchase orders for approximately $1.8 million from Bath & Body Works. See also "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         In late 1998, the Company added a line of high-end scented candles to compliment its potpourri and craft products and in April 2000, the Company added a second candle line which is expected to double the Company's candle production capacity. These additions are intended to add variety to the Company's product line. The candle industry is highly competitive and dominated by larger manufacturers, most of which have greater financial resources than the Company.

         The Company believes that it is best able to compete based on the variety of its product line, and to a lesser extent on price. The Company is broadening its product line and believes its current and intended diversification into traditional bar soaps, liquid soaps, potpourris, high-end scented candles and crafts will be advantageous in its marketing, and instrumental in helping it maintain a competitive position in its targeted markets. However, as the Company continues its diversification into other product lines and markets, it may experience competition from other sources, as well as from foreign manufacturers.

Significant Customers

         Bath & Body Works accounted for approximately 30% of net sales in 2000 compared with 36% of net sales in 1999. No other customer accounted for more than 3% of net sales.

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

         Because the Company generally does not have any standing orders or long-term contracts with its customers and orders are generally shipped within 60 to 90 days after receipt of purchase orders, the Company had no significant backlog in 2000.

Proprietary Processes and Trademarks

         Surrey has recently received four design patents from the United States Department of Commerce Patent and Trademark office. As an industry leader in creating new and exciting designs, processes and formulations, management decided over a year ago to protect the Company's position with patents. The Company currently has six additional patent applications under review, one of the most unique of these, a dual action transparent and low ph synthetic detergent combo bar, which was recently successfully manufactured and shipped to one of the Company's customers, Arbonne International.

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

Research and Development

         During fiscal years 1999 and 2000, the Company's principal research and development activities have been experimentation in the Company's laboratory by its own personnel and ideas brought to the Company by its customers. The Company has historically spent significantly less than 5% of its net sales on research and development. While research and development is important to the Company's ongoing business and a significant portion of certain employees' time is committed to this area, the costs of research and development in the Company's product line is significantly less than for other types of manufacturing companies.

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

Employees

         As part of the Company's agreement with Jean Charles Incorporated, all employees of the Company were terminated effective April 1, 2001, except for an operational manager and an accounting supervisor. Many of the former employees of the Company were hired by Jean Charles Incorporated as part of its agreement to continue the operations of the Company.

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

Item 2. Description of Property.

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

         The Company's production and manufacturing equipment is leased under certain capital and operating equipment leases and on the lease lines of credit described under "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The principal manufacturing equipment currently in use consists of eight poured bar soap production line units, two liquid fill lines, one traditional manufacturing soap line production unit and filler, four high speed wrapping machines, four low speed wrapping machines, and two candle making lines.

         The Company's existing and future plant and equipment are pledged to secure its outstanding bank loans. Management believes that the Company's properties are adequately covered by insurance.

Item 3. Legal Proceedings.

         The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Securities Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         Surrey, Inc.'s Common Stock and Warrants are traded on the NASD's OTC Bulletin Board under the symbols "SOAP" and "SOAPW," respectively. The Company's Common Stock and Warrants were previous traded on The Nasdaq SmallCap Market but because the Company was not in compliance with Nasdaq's requirements for continued listing, the Company's Common Stock and Warrants were delisted, effective October 20, 2000.

         As of April 16, 2001, there were 2,472,727 outstanding shares, approximately 13 holders of record, approximately 736 beneficial holders of the Common Stock, and 675,000 outstanding Warrants to purchase Common Stock. The Warrants are exercisable on or before December 3, 2002 at an exercise price of $4.80 per share. The Company may redeem the Warrants in whole at a price of $.01 per Warrant if the Company's price per share exceeds $5.00 per share for 20 consecutive trading days.

         The following table sets forth the high and the low bid prices for the Company's Common Stock and Warrants for the periods indicated as reported on the Nasdaq system and the NASD's OTC Bulletin Board (after October 20, 2000). OTC Bulletin Board quotations reflect inter- dealer prices, without retail mark-up or commission and may not represent actual transactions.


                                             Common Stock                       Warrants
                                       -------------------------      -------------------------
                                      High Bid          Low Bid        High Bid         Low Bid

Quarter Ended December 31, 2000        $1.375           $0.594         $0.313            $0.25
Quarter Ended September 30, 2000       $1.50            $0.438         $0.375            $0.156
Quarter Ended June 30, 2000            $1.563           $0.75          $0.813            $0.156
Quarter Ended March 31, 2000           $2.750           $1.031         $0.625            $0.375

Quarter Ended December 31, 1999        $3.000           $0.781         $0.50             $0.375
Quarter Ended September 30, 1999       $2.438           $1.281         $0.50             $0.313
Quarter Ended June 30, 1999            $2.000           $1.375         $0.375            $0.313
Quarter Ended March 31, 1999           $2.688           $1.75          $0.406            $0.25

         The last sales price on April 16, 2001 was $0.55 per share for the Common Stock and $0.01 per Warrant.

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

Recent Sale of Unregistered Securities

         The Company has not sold any securities during the last fiscal year without registering the securities under the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing elsewhere in this Annual Report.

Results of Operations

         Net Sales. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales decreased to $16,845,000 in 2000 from $19,557,000 in 1999, a decrease of 13.9%. The substantial decrease in net sales in 2000 is primarily attributable to two basic facts: (1) during first quarter 1999 the Company delivered opening order shipments (initial shipments of products to stock store shelves) for two major accounts, Bath & Body Works glycerin soap and Minnetonka Brands, for its "Star Wars" soap retail distribution project and (2) during second quarter 1999 the Company shipped large follow-on orders to both Bath & Body Works and Minnetonka Brands. In addition, while the Company did not lose any significant customers in 2000, no new major customers or business was booked during the year.

         Gross Profit. Gross profit decreased in 2000 to $3,092,000 from $4,056,000 in 1999. Gross profit margin for 2000 decreased to 18.4% from 20.8% in 1999. Gross profit and gross profit margin decreased primarily due to substantially lower sales for 2000. The cost savings that had been driven by the Company's use of lower cost seasonal full-time employees instead of higher cost temporary agency workers was offset by the sales decline. Therefore, even though the Company attempted to reduce costs, these reductions were not substantial enough to prevent the decline in gross profit and gross profit margin in 2000.

         Operating Expenses. Operating expenses increased in 2000 by 33.4% compared to 1999 and also increased as a percentage of net sales; $4,326,000 (or 25.7% of net sales) in 2000, as compared to $3,344,000 (or 17.1% of net sales) in 1999. Operating expenses increased due to increased sales efforts and as a percentage of sales because of the significant decrease in net sales. Therefore the additional sales expenses incurred in 2000 did not lead to increased sales for the year.

         Sales and marketing expenses increased in 2000 compared to 1999, and also increased in as a percentage of net sales. Such expenses increased from $1,020,000 (or 5.2% of net sales) in 1999 to $1,196,000 (or 7.1% of net sales)
in 2000. The increase is primarily due to general sales expenses for travel and some sales promotional activity.

         General and administrative expenses increased in 2000 as compared to 1999 and also increased as a percentage of net sales, from $1,982,000 (or 10.1% of net sales) in 1999 to $2,590,000 (or 15.4% of net sales) in 2000. This increase was primarily due to increased salaries for personnel, higher costs for medical insurance due to more full-time employees and higher product development costs due to a higher level of new product launches for 2001.

         Interest Expense. Interest expense increased substantially in 2000 and also increased as a percentage of net sales. Interest expense was $619,000 (3.7% of net sales) in 2000, as compared to $448,000 in 1999 (2.3% of net sales). The increase was primarily due to the Company's increased borrowings in connection with its increased inventory needs and the replacement and entire upgrade of its computer system. Increased interest obligations resulted as the Company increased its revolving line of credit to fund working capital, increased its long-term debt by moving an outstanding working capital line to term debt, and incurred new lease financing of approximately $450,000 for new a computer system and for candle making equipment.

Quarterly Financial Information (unaudited)

         The following table reflects certain selected quarterly operating results, which have not been audited. The information has been prepared on the same basis as the annual financial statements and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information shown. The Company's results may vary significantly from quarter to quarter and the operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

         Subsequent to December 31, 2000, the Company determined that certain adjustments to inventories and cost of sales should have been made to its previously issued quarterly results for the quarter ended June 30, 2000. The effect of these adjustments on the quarter ended June 30, 2000 was to decrease gross profit by $441 and increase the loss from operations and net loss by $619. The Company's quarterly results, which follow, have been adjusted as compared to previously issued quarterly reports with respect to these changes.


                                                                         Quarter Ended
                                            ------------------------------------------------------------------
                                            March 31,         June 30,          September 30,     December 31,
                                             2000               2000                2000             2000
                                                         (Amounts in thousands, except per share date)

Net Sales                                   $3,350            $3,910               $5,034            $4,551

Gross Profit                                   633               499                1,394               566

Income (loss) from operations                 (355)             (661)                 433              (651)

Net income (loss)                             (341)             (745)                 206            (1,229)

Basic and diluted earnings
   (loss) per share                         $(0.14)           $(0.30)               $0.08            $(0.50)


Liquidity And Capital Resources

         Traditionally, the Company's primary sources of liquidity have been cash flows from operations and bank debt and lease financing. The terms of the Company's bank financing are described below. However, in January and March 2001, The Chase Manhattan Bank (the "Lender") accelerated the Company's bank debt, rendering the Company unable to pay its obligations as they came due. The Company does not have the liquidity to meet its current obligations, although the Company believes that its capital resources are sufficient to satisfy its obligations. Due in large part to this lack of liquidity, the Company has entered into a contract with Jean Charles Incorporated for the sale of substantially all of the Company's assets to Jean Charles Incorporated. This sale agreement is described in Item 1. Description of Business - Contract for Sale of Substantially All Assets of Surrey, Inc.

         Effective April 2000, the Company amended its Loan Agreement with the Lender. Under the amended Loan Agreement, the Company currently has three outstanding term loans and a revolving line of credit to be used for working capital purposes. The Company has (a) a construction/term loan in the original principal amount of $2,300,000 ("Original Term Loan") with a final maturity in April 2005; (b) a term loan, in the original principal amount of $400,000 ("Second Term Loan") with a maturity of February 2004; and (c) a term loan, in the original principal amount of $1,000,000 ("Third Term Loan") with a maturity of April, 2003. An aggregate of approximately $3,196,000 was outstanding at December 31, 2000 under all three term loans.

         The Company's current revolving line ("Revolving Note") with the Lender is based, under the amended Loan Agreement, on eligible accounts and eligible inventory and has a final maturity of May 8, 2001. Amounts currently available under the Revolving Note include the lesser of (A) 80% of Eligible Accounts (as defined), plus, on any date between April 1, 2000 and July 31, 2000 or between January 1, 2001 and May 8, 2001, the lesser of 50% of current inventory balance and (x) $1.2 million, or (B) $3,000,000. As of December 31, 2000, the Company had $2,964,000 outstanding under the Revolving Note and $36,000 in excess borrowing capacity.

         Under the current Loan Agreement, (a) interest on each of the Term Loans and the Revolving Note will float at the Lender's Prime Rate plus 1%.

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

         At December 31, 2000, the Company was not in compliance with either the current ratio, debt service coverage ratio or the debt to tangible net worth covenant set forth above.

         Interest on each of the term loans and the Revolving Note is payable monthly. Under the Loan Agreement, the Company is required to pay down the Revolving Note and maintain a zero balance for 30 consecutive days once prior to its maturity in April 2001. Principal and interest on the term loans is payable in monthly installments, which aggregate approximately $93,700 per month.

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

         The Company leases certain pieces of its manufacturing equipment pursuant to capital leases. The capital leases currently in effect have maturity dates ranging from dates during 2001 to 2004. Such leases provide that if no event of default exists thereunder the Company may purchase the equipment subject to the lease at the expiration of the lease or may renew the lease.

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

Forward Looking Information
---------------------------

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

Item 7. Financial Statements.

         The following financial statements are included on the pages indicated:

                                                                                                               Page

         Report of Independent Certified Public Accountants.....................................................F-1

         Balance Sheets as of December 31, 1999 and 2000........................................................F-2

         Statements of Operations for the years ended December 31, 1999 and 2000................................F-3

         Statements of Shareholders' Equity for the years ended December 31, 1999 and 2000......................F-4

         Statements of Cash Flows for the years ended December 31, 1999 and 2000................................F-5

         Notes to Financial Statements..........................................................................F-6

               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Surrey, Inc.


We have audited the accompanying balance sheets of Surrey, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surrey, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,109,000 during the year ended December 31, 2000, its total current liabilities exceeded its total current assets by $2,732,000 at December 31, 2000, and it was in violation of financial covenants on substantially all of its debt obligations. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Dallas, Texas
March 21, 2001 except for Note B,
as to which the date is April 5,
2001

                                  Surrey, Inc.

                                 BALANCE SHEETS
                                 (in thousands)






                                                              December 31,
                              ASSETS                        2000            1999
                                                           -------         -----
Current assets
    Cash and cash equivalents                              $     14    $      -
    Accounts receivable, net of allowance for
       doubtful accounts of $91 and $116 in
       2000 and 1999, respectively                            3,137       4,091
    Inventories                                               2,913       2,838
    Prepaid expenses and other current assets                    53          23
    Deferred income taxes                                        -          143
    Income taxes receivable                                      32          40
                                                           --------    ---------

                  Total current assets                        6,149       7,135

Property and equipment, net                                   4,167       4,237
Deferred income taxes                                            -          113
                                                           --------    ---------

                                                           $ 10,316    $ 11,485
                                                           ========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Trade accounts payable                                 $  2,084    $  2,174
    Accrued expenses                                            469         312
    Current maturities of long-term debt                      6,136         418
    Current maturities of capital lease obligations             192         204
                                                           --------    ---------

                  Total current liabilities                   8,881       3,108

Long-term debt, less current maturities                          42       4,732
Capital lease obligations, less current maturities               53         196

Commitments and contingencies                                    -           -

Shareholders' equity
    Common stock; no par value; 10,000 shares authorized;
       2,473 shares issued and outstanding                    4,099       4,099
    Common stock warrants; 737 authorized; 675 issued
       and outstanding                                           64          64
    Accumulated deficit                                      (2,823)       (714)
                                                           --------    ---------

                  Total shareholders' equity                  1,340       3,449
                                                           --------    ---------

                                                           $ 10,316    $ 11,485
                                                           ========    =========



        The accompanying notes are an integral part of these statements.

                                  Surrey, Inc.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                             Year ended December 31,



                                                             2000         1999
                                                           --------      ------

Net sales                                                  $ 16,845    $ 19,557
Cost of sales                                                13,753      15,511
                                                           --------    ---------

                  Gross profit                                3,092       4,056

Operating expenses
    Research and development                                    540         342
    Sales and marketing                                       1,196       1,020
    General and administrative                                2,590       1,982
                                                           --------    ---------

                  Total operating expenses                    4,326       3,344
                                                           --------    ---------

Income (loss) from operations                                (1,234)        712

Other income (expense)
    Interest expense                                           (619)       (448)
                                                           --------    ---------

                  Income (loss) before income taxes          (1,853)        264

Deferred income tax expense                                     256         105
                                                           --------    ---------

                  Net earnings (loss)                      $ (2,109)   $    159
                                                           ========    =========

Earnings (loss) per share - basic and diluted              $   (.85)   $   0.06
                                                           ========    =========

Weighted average shares outstanding
    Basic and diluted                                         2,473       2,473
                                                           ========    =========


        The accompanying notes are an integral part of these statements.

                                  Surrey, Inc.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)






                                                                                                        Total
                                       Shares                 Warrants                Accumulated    shareholders'
                                    outstanding     Amount   outstanding     Amount     deficit         equity
                                    -----------     ------   -----------     ------   -----------    -------------

Balances at January 1, 1999            2,473      $4,099           675        $64         $ (873)        $3,290

Net earnings                              -           -             -          -             159            159
                                       -----       -----           ---        ---         ------         ------

Balances at December 31,
    1999                               2,473       4,099           675         64           (714)         3,449

Net loss                                  -           -             -          -          (2,109)        (2,109)
                                       -----       -----           ---        ---         ------         ------

Balances at December 31, 2000          2,473      $4,099           675        $64        $(2,823)       $ 1,340
                                       =====       =====           ===         ==         ======         ======


        The accompanying notes are an integral part of these statements.

                                  Surrey, Inc.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                             Year ended December 31,


                                                                         2000              1999
                                                                        -------            ------

Operating activities
    Net earnings (loss)                                                $  (2,109)         $    159
    Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities
          Depreciation                                                       421               390
          Deferred income taxes                                              256               105
          Changes in operating assets and liabilities:
              Accounts receivable                                            954            (2,378)
              Inventories                                                    (75)             (606)
              Prepaid expenses and other current assets                      (22)              292
              Trade accounts payable                                         (90)            1,015
              Accrued expenses                                               157               108
              Income taxes receivable                                                          116
                                                                       ---------          --------

                  Net cash used in operating activities                     (508)             (799)

Investing activities
    Purchase of property and equipment                                      (253)             (449)

Financing activities
    Proceeds from issuance of long-term debt                               1,464             1,500
    Payments on long-term debt                                              (436)             (134)
    Payments on capital lease obligations                                   (253)             (195)
                                                                       ---------          --------

                  Net cash provided by financing activities                  775             1,171
                                                                       ---------          --------

                  Increase (decrease) in cash and cash equivalents            14               (77)

Cash and cash equivalents, beginning of year                                   -                77
                                                                       ---------          --------

Cash and cash equivalents, end of year                                 $      14          $      -
                                                                       =========          ========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
       Interest                                                        $     621          $    409
       Income taxes                                                    $       -          $      -

Acquisition of property and equipment under capital leases             $      98          $     11



        The accompanying notes are an integral part of these statements.

                                  Surrey, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999
                      (in thousands, except per share data)



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

    Nature of Operations
    --------------------

    Surrey, Inc. (the Company) specializes in the development and manufacture of high quality transparent glycerin and specialty soap products, as well as the production of certain personal care and home fragrance products for major drug, grocery and discount retailers and distributes its products on a nationwide basis. The Company also manufactures and sells home fragrance products and a full line of potpourri products as part of its crafts market product line. The Company recently began manufacturing a line of high-end scented candles that compliments its line of home fragrance products. The Company conducts its business within one industry segment.

    Recognition of Revenue
    ----------------------

    Revenue is recognized at the time of shipment. Provision is made for estimated product returns.

    Cash and Cash Equivalents
    -------------------------

    The Company considers all investments with original maturities of ninety days or less when purchased to be cash equivalents.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

    Property and Equipment
    ----------------------

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

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       - Continued

    Use of Estimates
    ----------------

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Advertising
    -----------

    Advertising  costs  are  expensed  as  incurred.   Advertising  expense  was
    approximately $100,000 and $68,000 for the years ended December 31, 2000 and 1999, respectively.

    Earnings (Loss) Per Share
    -------------------------

    The Company computes basic earnings (loss) per share based on net earnings or loss divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares plus any dilutive stock options or warrants.

    In 2000 and 1999, options to purchase 305,500 shares of common stock, warrants to purchase 675,000 shares of common stock and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) were not included in the computation of diluted earnings (loss) per share because their effect would be antidilutive.

    Stock-Based Compensation
    ------------------------

    The Company accounts for its employee stock-based compensation using the intrinsic value method in which compensation, if any, is measured by the excess of the exercise price over the fair value of underlying securities.

    Fair Value of Financial Instruments
    -----------------------------------

    Cash, accounts receivable, trade accounts payable and accrued expenses are stated at cost which approximates fair value due to the short-term maturity of these instruments. All significant debt instruments carry variable interest rates and their carrying value approximates fair value.

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)

NOTE B - LIQUIDITY

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    For the year ended December 31, 2000, the Company incurred a net loss of $2,109, and at December 31, 2000, its current liabilities exceeded its current assets by $2,732. Additionally, at December 31, 2000, the Company was in violation of the financial covenants on substantially all of its debt and in January 2001, the Company's primary lender accelerated its debt and demanded immediate payment. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    On April 5, 2001, Jean Charles Incorporated (the Buyer) entered into an agreement to acquire substantially all of the Company's operating assets, except for real property, accounts receivable, cash and certain other assets. As consideration, the Buyer guaranteed the Company's $3,000 line of credit to the extent the collection of accounts receivable does not satisfy the obligation. Upon satisfaction of the line of credit obligation, the Buyer will make payments equal to 10% of gross sales, less returns and allowances, directly to the Company's trade creditors until paid in full. Additionally, the Company's majority shareholder agreed to cancel all of his shares of common stock and the Buyer agreed to make a tender offer, within 18 months, to acquire the Company's remaining outstanding shares of common stock for $.80 per share, less any distributions made during the period.

    Concurrent with the aforementioned transactions, the Company, its primary lender, and the Buyer entered into an agreement whereby all proceeds from the collection of the Company's accounts receivable would be remitted to the lender and the lender agreed to forbear taking any action to collect the debt owed to it by the Company for 180 days.


NOTE C - INVENTORIES

    Inventories consist of the following at December 31:

                                                    2000              1999
                                                  -------            ------

    Raw materials                                  $1,891            $1,991
    Work in progress                                  114               266
    Finished goods                                    908               581
                                                   ------            ------

                                                   $2,913            $2,838
                                                   ======            ======

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)


NOTE D - PROPERTY AND EQUIPMENT

                                                        2000              1999
                                                      -------            ------

    Equipment                                         $ 3,398           $ 3,075
    Building                                            2,784             2,752
    Automobiles                                           143               145
    Furniture and fixtures                                 95                97
                                                      -------           -------
                                                        6,420             6,069
    Accumulated depreciation and amortization          (2,534)           (2,113)
                                                      -------           -------
                                                        3,886             3,956
    Land                                                  281               281
                                                      -------           -------

    Property and equipment, net                       $ 4,167           $ 4,237
                                                      =======           =======


NOTE E - LONG-TERM DEBT

                                                        2000              1999
                                                       ------            ------

    Borrowings under a $3.0 million revolving
       line of credit (the Line), bearing
       interest at the bank's prime rate (8.5%
       at December 31, 2000), plus 1%, with
       interest due monthly and all principal
       due in May 2001. The Line is
       collateralized by accounts receivable,
       inventories and property and equipment.
       Amounts available under the Line are
       subject to certain borrowing base
       limitations.                                   $2,964            $2,500

    Note payable to a bank for bearing interest
       at the bank's prime rate (8.5% at
       December 31, 2000) plus 1% monthly
       principal payments of approximately $28
       due May 2000 through April 2003, the
       maturity date of the  note. The note is
       collateralized by accounts receivable,
       inventories and property equipment.               806                -

    Notes payable to a bank bearing interest
       at prime + 1% (9.5% at December 31,
       2000), monthly principal payments of
       approximately $10 due through April
       2000, then increasing to approximately
       $13 through April 2005, when the unpaid
       balance is due. The notes are
       collateralized by accounts receivable,
       inventories and property and equipment.         2,346             2,570

    Notes payable to various banks for
       automobiles, bearing interest at rates
       ranging from 7.75% to 8.75%, due in
       monthly installments of principal and
       interest of approximately $1, maturing
       at various dates through January
       2003. The notes are collateralized by
       automobiles.                                       62                80
                                                      ------             -----
                                                       6,178             5,150
       Less current maturities                         6,136               418
                                                      ------             -----

    Long-term debt, less current maturities           $   42            $4,732
                                                      ======            ======

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)


NOTE E - LONG-TERM DEBT - Continued

    At December 31, 2000, the Company was not in compliance with certain debt covenants. As a result, the bank accelerated the terms of the line of credit and all notes payable (except for the notes payable relating to the automobiles) and demanded immediate payment. As such, all of the long-term debt has been classified as current except for the long-term portion of the automobile debt.

    Maturities of long-term debt are as follows at December 31:

              2001                                          $6,155
              2002                                              21
              2003                                              11
              2004                                              11
                                                            ------

                                                            $6,178
                                                            ======

NOTE F - LEASES

    The Company leases certain equipment under capital and operating leases. Commitments for minimum rentals under non-cancelable leases as of December 31, 2000 are as follows:

                                                           Capital     Operating
       Year ending December 31,                            leases       leases
       ------------------------                           --------     ---------

              2001                                          $ 210       $  691
              2002                                             39          581
              2003                                             15          438
              2004                                              1          428
              2005                                             -           264
              Thereafter                                       -            48
                                                            -----       ------

       Total minimum lease payments                           265       $2,450
                                                                        ======

       Less amount representing interest                      (20)
                                                            -----

       Present value of minimum lease payments                245

       Less current maturities                               (192)
                                                            -----

                                                            $  53
                                                            =====

    Rent expense was approximately $644 and $418 in 2000 and 1999, respectively.

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)


NOTE F - LEASES - Continued

    Property and equipment include the following amounts for capitalized leases at December 31, 2000 and 1999:

                                                            2000         1999
                                                            -----        ----

       Equipment                                           $ 857        $ 759
       Less accumulated amortization                        (343)        (191)
                                                           ------       ------

                                                           $ 514        $ 568
                                                           =====        =====


NOTE G - INCOME TAXES

    Deferred income taxes consist of the following:

                                                                December 31,
                                                            2000           1999
                                                           -----           ----

       Deferred tax assets
          Net operating losses                             $  970          $188
          Accounts receivable                                  27            44
          Inventories                                          89            99
                                                           ------          ----
                                                            1,086           331

       Deferred tax liability
          Property and equipment                              117            75
                                                           ------          ----
                                                              969           256

       Less valuation allowance                              (969)            -
                                                           ------          ----

                                                           $    -          $256
                                                           ======          ====

    The Company has tax net operating losses of approximately $2,800,000 which will expire in 2018 through 2020. Due to the Company's net loss in 2000 and the other factors described in Note B, a valuation allowance has been provided for the deferred tax asset at December 31, 2000.

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)

NOTE G - INCOME TAXES - Continued

    The reconciliation of income tax at the U.S. Federal statutory tax rate to income tax expense is:

                                                               Year ended
                                                               December 31,
                                                            2000          1999
                                                            ------        ----

       Tax at Federal statutory rate                       $ (717)         $ 90
       Meals and entertainment                                  7             6
       Increase in valuation allowance                        969            -
       Other                                                   (3)            9
                                                           ------          ----

                                                           $  256          $105
                                                           ======          ====


NOTE H - SHAREHOLDERS' EQUITY

    Warrants
    --------

    The Company has outstanding 675,000 warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $4.80 per share. The warrants expire on December 9, 2002. The warrants have a call provision whereby the Company may call the warrants at a price of $0.01 per warrant at any time that the market value of the common stock exceeds $5.00 per share for a period of twenty consecutive trading days.

    Also outstanding, are warrants for an aggregate of 62,500 units (consisting of two shares of common stock and a warrant to purchase an additional share at $4.80 per share) at $9.75 per unit. The warrants expire on December 2, 2002.

    Stock Options
    -------------

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

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)

NOTE H - SHAREHOLDERS' EQUITY - Continued

    Stock appreciation rights may be granted by themselves or in tandem with a stock option. Stock appreciation rights granted in tandem with an option shall become nonexercisable upon the exercise of the option and an option granted in tandem with stock appreciation rights shall become nonexercisable upon the exercise of the rights. The term of stock appreciation rights shall not exceed 10 years from the date of grant. No grants of stock appreciation rights had been made as of December 31, 2000.

    Restricted stock shall be subject to a restricted period as determined by the Board of Directors. The Board of Directors may provide for the lapse of restrictions in installments, upon the occurrence of certain events, or upon other terms and conditions as the Board of Directors deems appropriate. No grants of restricted stock had been made as of December 31, 2000.

    Performance awards shall be awarded to individuals specified by the Board of Directors based upon the achievement of long-term performance goals. The Board of Directors shall define performance objectives with a performance period of not less than five years, and establish a fixed or variable value for each performance award (which may be expressed in terms of specified dollar amounts or a specified number of shares) at the date of the award. Payments related to performance awards may be made in lump sum or in installments, and shall be subject to such vesting, deferral or other terms and conditions as the Board of Directors may determine. No grants of performance awards had been made as of December 31, 2000.

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

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)



NOTE H - SHAREHOLDERS' EQUITY - Continued

    A summary of the Company's stock option activity and related information follows:

                                                                       Weighted-
                                                                        average
                                                                        exercise
                                                           Shares        prices
                                                         --------      ---------

      Options outstanding January 1, 1999 and
        December 31, 1999                                 305,500          4.07
      Granted                                             442,000          1.56
      Forfeited                                           (15,625)         1.53
                                                          -------          ----

      Options outstanding December 31, 2000               731,875         $2.61
                                                          =======          ====

      Options exercisable at:
         December 31, 1999                                125,000
         December 31, 2000                                274,500

    The following is additional information relating to options outstanding and options exercisable at December 31, 2000 is as follows:



                                                     Options Outstanding                   Options Exercisable
                                                    ---------------------               ---------------------------
                                                   Weighted     Weighted                                   Weighted
                                      Number        Average      Average                Number             Average
          Range of                      of        Remaining    Exercise                   of              Exercise
      Exercise Prices                Shares         Life        Price                   Shares              Price
      ---------------               --------      ---------    ---------                 --------           -------

      $1.53 to $1.82                426,375        5 years       $1.56                     85,500             $1.55
      $4.00 to $4.40                305,500        9 years        4.07                    189,000              4.07
                                    -------                       ----                    -------              ----

                                    731,875                      $2.61                    274,500             $3.29
                                    =======                       ====                    =======              ====

    Pro forma net earnings (loss) and net earnings (loss) per share, as if the Company had accounted for employee stock options at fair value are as follows:

                                                            2000          1999
                                                            ----          ----

    Net earnings (loss)
      As reported                                         $(2,109)        $159
      Pro forma                                           $(2,374)        $ 36
    Basic and diluted earnings (loss) per share
      As reported                                         $  (.85)        $.06
      Pro forma                                            $ (.96)        $.01

                                  Surrey, Inc.

                           December 31, 2000 and 1999
                      (in thousands, except per share data)


NOTE H - SHAREHOLDERS' EQUITY - Continued

    The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                2000
                                                                ----

      Risk-free interest rate                                   6.16%
      Dividend yield                                               0%
      Expected life                                           7 years
      Volatility factor                                          106%

      Weighted average fair value of options granted           $ 1.31


NOTE I - CONCENTRATIONS OF CREDIT RISK AND SALES TO MAJOR CUSTOMERS

    The Company is engaged in the manufacturing and distribution of personal and home care products within the United States. Consequently, the Company's ability to collect the amounts due from customers may be affected by economic fluctuations within the United States and the major drug, grocery and discount retailer industry.

    For the year ended December 31, 2000, two customers accounted for approximately 25% and 10%, respectively, of the Company's net sales. For the year ended December 31, 1999, one customer accounted for approximately 39% of the Company's net sales.

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

                                                     PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

         John B. Van Der Hagen, 68, is a co-founder of Surrey and has served as a Director since 1981. He served as President of the Company from 1988 until being named CEO in August 1997 Chairman of the Board in September 1997. From 1981 to 1988 he served as Vice-President of the Company. As Chief Executive Officer, he is responsible for overall Company operations. He has been actively involved in and has had primary responsibility for, marketing and product development since becoming President of the Company in 1988. Prior to founding Surrey, John van der Hagen was President and founder of Alpine Oil Company. He attended St. Thomas University in St. Paul, Minnesota. John van der Hagen is the father of Martin van der Hagen and Mark van der Hagen. Mary van der Hagen is his wife.

         Martin J. Van Der Hagen, 38, was elected as a Director and President of Surrey in September 1997. Prior to that time he served as Executive Vice President of the Company. He has been responsible for manufacturing operations, marketing and product development since becoming Vice President in 1988. He joined the Company in 1985 after attending the University of Texas and receiving a Bachelor of Arts degree in finance. Martin van der Hagen is the son of John and Mary van der Hagen. Mark van der Hagen is his brother.

         Mary Van Der Hagen, 60, was elected to the Board of Directors of Surrey in 1981. She has served as Secretary of the Company from 1981 to the present. From 1981 to May 1997, Ms. van der Hagen was employed on a part-time basis by the Company. She resigned from such employment with the Company in May 1997, but continues to serve as a Director and as Secretary. Mary van der Hagen is the wife of John van der Hagen and mother of Martin and Mark van der Hagen.

         Bruce A. Masucci, 40, was elected to the Board of Directors of Surrey in September 1997. Mr. Masucci is currently President of Golden Mile Sales Association, Inc. in Framingham, Massachusetts, a position he has held since 1982. Golden Mile is a manufacturers representative, concentrating in the New England states, which currently represents Surrey in that geographic area. Golden Mile has represented the Company for approximately nine years, and receives compensation from Surrey in the form of sales-based commissions in an amount customarily received by other manufacturers representatives who do business with the Company.

Executive Officers And Key Employees Who Are Not Directors

         Mark J. Van Der Hagen, 44, was elected Vice President of Finance and Treasurer in September 1997. Prior to that time he served as Vice President. His primary responsibility is overseeing Company finances. He also has held positions in retail sales and marketing since joining the Company in 1991. Prior to joining Surrey, he was a Manager of Account Services for First Bank Systems (now U.S. Bank) in St. Paul, Minnesota from 1988 to 1991, and a Senior Financial Analyst for The Federal Reserve Bank in Minneapolis from 1980 to 1988. Mark van der Hagen attended the Carlson School of Management at the University of Minnesota and received a Bachelor of Science in Business. Mark van der Hagen is the son of John and Mary van der Hagen. Martin van der Hagen is his brother.

         David L. Wills, 43, has been Plant Manager for the Company since 1985. His primary responsibilities include plant operations, including production, processing and purchasing. He served as a production assistant prior to being promoted to Plant Manager. Mr. Wills supervised production for a Midwestern agricultural processing plant before joining Surrey, Inc. in 1981. Mr. Wills attended Western Washington University.

             Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's directors, its executive officers and any persons holding more than 10% of outstanding common stock are required to file reports concerning their initial ownership of common stock and any subsequent changes in that ownership. The Company believes that the filing requirements for the last fiscal year were satisfied. In making this disclosure, the Company has relied on the written representations of its directors, executive officers and beneficial owners of more than 10% of Common Stock and copies of the reports that they have filed with the Securities and Exchange Commission.

Item 10. Executive Compensation.

Summary Compensation Table

         The following table sets forth certain information regarding compensation for the fiscal year ended December 31, 2000 and the prior two years earned by or paid to the current Chief Executive Officer and the only other executive officer whose annual compensation exceeded $100,000 (the "Named Executive Officers").


------------------------------------------------------------------------------------------------------------------------


                                                Annual Compensation             Long-Term Compensation
                                 --------------------------------------  -----------------------------------

                                                                                      Securities
                                                          Other Annual   Restricted   Underlying               All Other
Name and Principal      Fiscal                             Compensation    Stock      Options/     LTIP        Compen-
   Position              Year    Salary ($)    Bonus ($)      ($)(1)     Award(s)($)    SARs(#)   Payouts($)   sation($)
------------------------------------------------------------------------------------------------------------------------


John B. van der Hagen,   2000   $175,000          ---       $17,000         --           --         --
Chairman and CEO         1999   $175,000(2)    $25,000(3)   $17,000         --           --         --
                         1998   $125,000(2)       ---       $17,000         --           --         --

Martin van der Hagen,    2000   $175,000          --        $ 6,000         --           --         --
President                1999   $175,000(2)    $25,000(3)   $ 6,000         --           --         --
                         1998   $125,000(2)       ---       $ 6,000         --           --         --


         (1)   Represents automobile allowance for such years.

         (2) In addition to the amounts shown in the table for 1998, each officer received $25,000 in 1998 as an advance on 1999 salary. That amount is included in the amounts shown in the table for 1999.

         (3) A bonus of $25,000 was received by each officer in May 2000, but was reported with 1999 compensation.

Employment Agreements with Chief Executive Officer and President

         The Company entered into an employment agreement with each of John van der Hagen, CEO, and Martin van der Hagen, President, in December 1997 in connection with the Company's initial public offering. Each such agreement provided for a minimum annual base salary as follows: (a) for the year ended December 31, 1998, such base salary was $150,000, provided the Company's gross sales for such year were at least $12 million; and (b) for the year ended December 31, 1999, such base salary was increased to $175,000, provided the Company's gross sales for such year were at least $15 million. The Company did not meet its 1998 gross sales target. As a result, $25,000 paid to each of the CEO and President in 1998 was taken as an advance on their respective 1999 salaries.

         In addition, each such officer is also entitled to a bonus in accordance with Company policy in effect from time to time, if any. In 1999, under the employment agreements, each such officer was entitled to receive a bonus not to exceed $20,000, unless the Company's after tax income exceeds $1,300,000, in which case such officer may receive an additional bonus of $20,000. Each such officer is also entitled to an annual automobile allowance, to participate in the Company's stock option and other benefit plans. A $25,000 bonus for was paid to each officer in March 2000.

         The Company has no written employment agreement with either John van der Hagen or Martin van der Hagen with respect to their 2000 base salary or any bonus for year 2000. The Company has agreed to pay a base salary of $175,000 to each such officer in 2000. In addition, in March 2000, the Company paid a bonus of $25,000 to each of John and Martin van der Hagen. Under the Company's current bank loan, any bonus paid to an executive officer must received written consent of the lender. The Company has requested consent from the lender, Chase Bank.

         The Company does not have employment agreements with any of its other key personnel. However, as part of its effort to expand its marketing and sales force, the Company may enter into employment agreements with employees hired in the future.

Long-term Incentive Plans

         In September 1997, the Board of Directors and shareholder of the Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan"), to provide for the granting of stock options and other incentive awards to key employees and employee directors of the Company and reserved 350,000 shares of common stock for issuance under the 1997 Plan. As of April 16, 2001, the Company had granted options to purchase an aggregate of 317,500 shares under the 1997 Plan, 242,000 of which were outstanding.

         In March 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan (the "2000 Plan"), to provide for the granting of stock options and other incentive awards to any employee of the Company or its Affiliates. ("Affiliate" is defined as a parent or subsidiary of the Company.) In addition, any director of the Company or any individual who is rendering services to the Company or an Affiliate at the request of the Board of Directors or the President shall be eligible to receive a grant of nonqualified awards. The Company reserved 1,000,000 shares of its common stock for issuance under the 2000 Plan. As of April 16, 2001, the Company had granted options to purchase an aggregate of 426,250 shares under the 2000 Plan, all of which are outstanding.

         Either Plan may be administered by a committee of the Board of Directors which consists of a majority of "nonemployee directors," as defined under applicable securities laws, or the full Board acting as a committee (collectively, "Committee"). Both Plans are currently administered by the entire Board acting as the Committee. Eligible persons may receive awards of options to purchase common stock ("Options"), stock appreciation rights ("Stock Appreciation Rights" or "Rights"), restricted stock of the Company ("Restricted Stock"), or performance awards ("Performance Awards"), or any combination thereof, pursuant to the respective Plan. The Committee has the discretion to select eligible individuals to whom awards will be granted and establish the type, price, amount, size and terms of awards, subject in all cases to the provisions of the respective Plan and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Options, Rights, Restricted Stock and Performance Awards are hereinafter referred to as "Awards."

         Options may be incentive stock options qualified under Section 422 of the Code ("Incentive Stock Options"), options not so qualified ("Nonqualified Stock Options") or a combination of both. The exercise price of an Incentive Stock Option cannot be less than 100% of the fair market value of the common stock on the date the option is granted; provided, however, that if the optionee owns 10% or more of the voting rights of all of the Company's stock, the exercise price of an Incentive Stock Option cannot be less than 110% of the fair market value of the common stock on the date the option is granted and the term cannot exceed five years. The Company will not issue any option or warrant with an exercise price of less than 85% of the fair market value of the underlying common stock on the date of grant.

         The following stock options for the purchase of shares of Common Stock are granted and outstanding to employees as of April 16, 2001: (i) under the 1997 Plan, options to purchase 242,000 shares of common stock, at $4.00 per share, had been granted and were outstanding to 12 employees, and (ii) under the 2000 Plan, no options had been granted.

         Except as described below, each of the Options currently outstanding becomes exercisable in five equal installments commencing on the first anniversary of the date of grant. Options granted to John van der Hagen, as a holder of greater than 10% of the voting shares, have an exercise price of 110% of such price, vest over a four year period, and expire at the end of five years. Each of the Options currently outstanding generally provides for forfeiture of any nonvested portion upon termination of employment and expiration of any nonexercised options three months after termination of employment (or one year after the employee's death or disability), and expires on the tenth anniversary of the date of grant.

1997 Non-employee Directors' Stock Option Plan

         In September 1997, the Board of Directors and shareholder of the Company adopted the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the granting of stock options to directors of the Company who are not employees. These Options do not qualify as incentive stock options under Section 422 of the Code. The Company has reserved 100,000 shares of its common stock for issuance under the Directors' Plan.

         The Directors' Plan was amended (the "Amendment") by the Board of Directors in April 1999. The Amendment, a copy of which is attached this to Proxy Statement as Exhibit B, is being presented to the shareholders at the Annual Meeting for adoption and approval. (See Proposal Three.)

         The Directors' Plan is administered by the Company's Board of Directors as a whole. The Directors' Plan, as amended, provides that nonemployee directors receive, upon initial election to the Board, an automatic, nondiscretionary grant of 15,000 options to purchase common stock, vesting over a three year period. In addition, upon election to a fourth and each subsequent term, each nonemployee director receives an automatic annual grant of options to purchase 5,000 shares, which are immediately exercisable. Each option specifies the expiration date, which may not exceed ten years from the date the option is granted. The exercise price of an option cannot be less than 100% of the fair market value of the common stock on the date the option is granted.

Stock options for the purchase of 6,000 shares of common stock were granted to each of three nonemployee directors effective as of December 3, 1997, to vest over a three-year period. Currently, options to purchase 4,000 shares of common stock of each such grant have vested and the remaining 2,000 options vest on December 3, 2000. The exercise price of the initial options is $4.00 per share.

         The Amendment granted, in addition to the 1997 grants, to each nonemployee director an additional grant of options to purchase 9,000 shares at $1.82 per share. At the current time, 6,000 options from the April 1999 grant have vested and the remaining 3,000 options will vest December 3, 2000. As stated above, each individual that becomes a non-employee director in the future will receive a grant of options to purchase 15,000 shares which will vest over three years.

         Each of the options generally provides for forfeiture of any nonvested portion if such holder ceases to be a director and expiration of any nonexercised option three months after an optionee ceases to be a director (or one year after the director's death), and expires on the tenth anniversary of the date to grant.

         In addition, the 2000 Plan provides for the discretionary grant of options to any director of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of April 16, 2001, certain information with respect to the beneficial ownership of the common stock (i) by each person who is known by the Company to beneficially own more than five percent (5%) of the outstanding common stock, (ii) by each of the Company's Named Executive Officers and each director and nominee, and (iii) by all current executive officers, directors and nominees as a group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares shown.

                                                  Shares                Percent
                                                 Beneficially             of
         Name and Address(1)                       Owned                Class(7)
         -------------------                     ------------           --------
         John B. van der Hagen                      940,727(2)             37.2%

         Martin J. van der Hagen                    237,500(3)              9.3%

         Mary van der Hagen                         940,727(2)             37.2%


         Bruce A. Masucci
         Golden Mile Sales Associates, Inc.
         225 Worcester Road
         Framingham, MA 01701                        16,000(4)                 *

         Mark van der Hagen                          50,000(5)              2.0%

         All directors and executive officers
         as a group (5 persons)                   1,244,227(6)             47.3%

         * Less than 1%.

------------------------

(1) Unless otherwise noted, the business address of each person listed above is at the Company, 13110 Trails End, Leander, Texas 78641.

(2) Includes 884,727 shares, 1,000 Warrants to purchase Common Stock, and 55,000 options which are currently exercisable and owned as joint tenants by John and Mary van der Hagen. The 55,000 options consist of 30,000 options exercisable at $4.40 per share; 10,000 options exercisable at $1.68 per share; 9,000 options exercisable at $1.82 per share; and 6,000 options exercisable at $4.00 per share. John and Mary van der Hagen also own 60,000 options which are not currently exercisable, consisting of 20,000 options at $4.40 per share; and 40,000 options at $1.68 per share.

(3) Includes 207,500 shares and 70,000 options which are currently exercisable, consisting of 45,000 options exercisable at $4.00 per share and 25,000 options exercisable at $1.53 per share. Marty van der Hagen also owns 130,000 options which are not currently exercisable, consisting of 30,000 options at $4.00 per share and 100,000 options at $1.53 per share.

(4) Includes 1,000 shares and 15,000 options which are currently exercisable, consisting of 6,000 options exercisable at $4.00 per share and 9,000 options exercisable at $1.82 per share.

(5) Included 35,000 shares and 15,000 options which are currently exercisable at $1.53 per share. Mark van der Hagen also owns 60,000 options which are not currently exercisable but which may become exercisable at $1.53 per share.

(6) Includes1,128,227 shares, 1,000 Warrants that are currently exercisable and 155,000 options that are currently exercisable. Excludes 250,000 options that are not currently exercisable.

(7) Applicable ownership is based on 2,472,727 shares outstanding as of April 16, 2001, together with exercisable options and Warrants for such holder.

Item 12. Certain Relationships and Related Transactions.

Guarantee by Officer

         John van der Hagen, Chief Executive Officer and a Director of the Company, has personally guaranteed payments by the Company under its lease line of credit with Key Corporation Capital Inc. and certain other of the Company's capital leases, as described in the Company's Annual Report. Payments under the Key Corporation Capital lease line are approximately $24,000 per month.

Item 13. Exhibits List and Reports on Form 8-K.

(a)      Exhibits List

Number      Description
------      -----------

3.1 Articles of Incorporation, as amended to date (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757).

3.2 Amended and Restated By-laws (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757).

4.2 Form of Warrant Agreement and Warrant Certificate (incorporated by reference to the Company's Amendment No. 1 to the registration statement on Form SB-2 dated November 12, 1997; Reg. No. 333-35757).

10.1 1997 Long-Term Incentive Plan (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757)

10.2(a) 1997 Non-Employee Directors' Stock Option Plan ("Directors' Plan") (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757)

10.2(b)     Amendment to Directors' Plan

10.3        Employment Agreement, effective December 1997, between Surrey, Inc.
            and John van der Hagen (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757)

10.4        Employment Agreement, effective December 1997, between Surrey, Inc.
            and Martin van der Hagen (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757)

10.5 Form of Consulting Agreement between the Company and Stuart, Coleman & Co., Inc. (incorporated by reference to the Company's registration statement on Form SB-2 dated September 16, 1997; Reg. No. 333-35757)

10.6 Loan Agreement, April 8, 1998, between Company and Chase Bank of Texas, National Association ("Lender") (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998).

10.7 Construction Loan Agreement, April 8, 1998, between Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998).

10.8 Security Agreement between Company and Lender securing all obligations of the Company to Lender under the Loan Agreement (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998).

10.9 Promissory Note, in the face amount of $2,300,000.00, due to Lender April 8, 2005 (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998).

10.10 Master Equipment Lease between the Company and Key Corporate Capital, Inc. (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 15, 1998).

10.11 Second Amended Loan Agreement, January 25, 1999, between Company and Lender (incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1998).

10.12 Construction Loan Agreement, January 25, 1999, between Company and Lender (incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1998).

10.13 Promissory Note, in the face amount of $400,000.00, due to Lender February 8, 2004 (incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1998).

10.14 Promissory Note, in the face amount of $2,000,000.00, due to Lender April 8, 2000 (incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1998).

10.15 Third Amendment of Loan Agreement, March 31, 1999, between the Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 14, 1999).

10.16 Fourth Amendment of Loan Agreement, June 17, 1999, between the Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated August 13, 1999).

10.17 Fifth Amendment of Loan Agreement, effective June 30, 1999, between Company and Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated November 12,1999).

10.18 2000 Long-Term Incentive Plan (incorporated by reference to the Company's annual report on Form 10-KSB for December 31, 1999).

10.19 Sixth Amendment of Loan Agreement, effective April 8, 2000, between the Company and Chase Bank of Texas, National Association, as lender ("Lender") (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 12, 2000).

10.20 April 8, 2000 Note ($3,000,000.00) to Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 12, 2000).

10.21 April 8, 2000 Note ($1,000,000.00) to Lender (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 12, 2000).

10.22 Modification Agreement with Lender ($2,300,000.00 Note) (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 12, 2000).

10.23 Modification Agreement with Lender ($400,000.00 Note) (incorporated by reference to the Company's quarterly report on Form 10-QSB dated May 12, 2000).

10.24 Agreement for the Purchase and Sale of Assets dated as of April 2, 2001 between Surrey, Inc. and Jean Charles Incorporated (incorporated by reference to the Company's current report on form 8-K dated April 5, 2001).

10.25 Guaranty Agreement dated April 5, 2001 between Jean Charles Incorporated and The Chase Manhattan Bank (incorporated by reference to the Company's current report on form 8-K dated April 5, 2001).

10.26 Letter Agreement dated April 5, 2001 among Surrey, Inc.; Jean Charles Incorporated and The Chase Manhattan Bank (incorporated by reference to the Company's current report on form 8-K dated April 5,
            2001).

10.27 Consulting Agreement dated April 2, 2001 between Jean Charles Incorporated and John van der Hagen (incorporated by reference to the Company's current report on form 8-K dated April 5, 2001).

10.28 Employment Agreement dated April 2, 2001 between Jean Charles Incorporated and Marty van der Hagen (incorporated by reference to the Company's current report on form 8-K dated April 5, 2001).

16 Letter from former certifying accountant (incorporated by reference to the Company's current report on Form 8-K dated August 4, 1999).

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated October 20, 2000, reporting that its shares had been delisted from the Nasdaq SmallCap Market and would trade on the Nasdaq OTC Bulletin Board under the symbol "SOAP."

         The Company filed a Report on Form 8-K dated March 27, 2001, reporting the contents of the Company's press release announcing that (i) the Company had entered into a letter of intent with Jean Charles Incorporated relating to the sale of substantially all of the Company's operating assets, (ii) The Chase Manhattan Bank (the "Bank") has accelerated the maturity dates of the Registrant's promissory notes payable to, and loan agreements with, the Bank, and (iii) G. Tom MacIntosh II has resigned as a member of the Registrant's Board of Directors.

         The Company filed a Report on Form 8-K dated April 5, 2001, reporting the agreement between the Company and Jean Charles Incorporated relating to the sale of substantially all of the Company's operating assets.

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SURREY, INC.

         Date: April 28, 2001               By:    /s/ John B. van der Hagen
                                                -----------------------------
                                                John B. van der Hagen
                                                Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this 10-KSB has been signed below by the following persons on behalf of the Issuer on April 28, 2001 in the capacities indicated.

/s/ John B. van der Hagen                     Chairman of the Board of Directors
-------------------------                     and Chief Executive Officer
John B. van der Hagen

/s/ Martin van der Hagen                      President and Director
------------------------
Martin van der Hagen

/s/ Mary van der Hagen                        Secretary and Director
----------------------
Mary van der Hagen

/s/ Bruce A. Masucci                          Director
--------------------
Bruce A. Masucci

/s/ Mark J. van der Hagen                     Vice President - Finance and
-------------------------                     Treasurer
Mark J. van der Hagen