Form 10QSB
period 2001-03-31
SURREY INC
filed 2001-06-26
CIK 1044847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _____ to _______

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

         On May 10, 2001, the registrant had issued and outstanding 2,472,727 shares of common stock, no par value.

         Transitional Small Business Disclosure Format (check one): Yes ___ No X
                                                                              --

                                  SURREY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2001 and December 31, 2000           -3-

         Statements of Operations for the Three Months Ended March 31, 2001  -5-

         Statements of Cash Flows for the Three Months Ended March 31, 2001  -6-

         Notes to Financial Statements                                       -8-

Item 2.  Management's Discussion and Analysis or Plan of Operation           -9-


PART II - OTHER INFORMATION                                                 -12-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  SURREY, INC.
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                              March 31, 2001    December 31, 2000
                                                              --------------    -----------------
                                                                (unaudited)

ASSETS
Current assets:
         Cash and cash equivalents                            $      371        $        14
         Accounts receivable                                       2,046              3,137
         Inventories, net                                          2,845              2,913
         Prepaid expenses and other current assets                    72                 53
         Income taxes receivable                                      32                 32
                                                              ----------        -----------

Total current assets                                               5,366              6,149

Property and equipment, net                                        4,156              4,167
                                                              ----------        -----------

Total assets                                                  $    9,522        $    10,316
                                                              ==========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Trade accounts payable                               $    2,203        $     2,084
         Accrued expenses                                            284                469
         Current maturities of long-term debt                      6,008              6,136
         Current maturities of capital lease obligations             190                192
                                                              ----------        -----------

Total current liabilities                                          8,685              8,881

Long-term debt, less current maturities                               41                 42
Capital lease obligations, less current maturities                    42                 53

Commitments and contingencies                                         -                  -

Shareholders' equity:

         Common stock; no par value                                4,099              4,099
         Common stock warrants                                        64                 64
         Retained deficit                                         (3,409)            (2,823)
                                                              ----------        -----------
                                       3


Total shareholders' equity                                           754              1,340

Total liabilities and shareholders' equity                    $    9,522        $    10,316
                                                              ==========        ===========


See Accompanying Notes

                                  SURREY, INC.
                            STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31
                                                              -----------------------------
                                                                2001               2000
                                                              ----------        -----------

Net sales                                                     $    3,603        $     3,350
Cost of sales                                                      2,798              2,717
                                                              ----------        -----------

Gross profit                                                         805                633

Operating expenses:
         Sales and marketing                                         195                215
         General and administrative                                1,023                773
                                                              ----------        -----------

Total operating expenses                                           1,218                988

Loss from operations                                                (413)              (355)

Other:
         Interest expense                                           (173)              (118)
                                                              ----------        -----------

Loss before income taxes                                            (586)              (473)

Income tax benefit                                                     0               (132)
                                                              ----------        -----------

Net Loss                                                      $     (586)       $      (341)
                                                              ==========        ===========

Loss per share
         Basic and diluted                                    $    (0.24)       $     (0.14)
                                                              ==========        ===========

Shares used in computing earnings per share:
         Basic and diluted                                         2,473              2,473
                                                              ==========        ===========

See Accompanying Notes

                                  SURREY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)


                                                                 Three Months Ended
                                                                       March 31
                                                              -----------------------------
                                                                 2001              2000
                                                              ----------        -----------

OPERATING ACTIVITIES
Net loss                                                      $     (586)       $      (341)
Adjustments to reconcile net loss to net cash
provided by operating activities:
         Depreciation                                                106                102
Changes in operating assets and liabilities:
         Accounts receivable                                       1,091              1,895
         Inventories                                                  68                181
         Prepaid expenses and other current assets                   (19)              (195)
         Trade accounts payable                                      119               (762)
         Accrued expenses                                           (185)              (124)
         Income taxes receivable/payable                               0               (132)
                                                              ----------        -----------

Net cash provided by operating activities                            594                624

INVESTING ACTIVITIES
Acquisition of property and equipment                                  0               (514)
                                                              ----------        -----------

Net cash used in investing activities                                  0               (514)

FINANCING ACTIVITIES
Payment of long-term debt                                           (150)               (54)
Principal payments on capital lease obligations                      (87)               (50)
                                                              ----------        -----------

Net cash used in financing activities                               (237)              (104)

Net increase in cash                                                 357                  6
Cash and cash equivalents, beginning of period                        14                  0
                                                              ----------        -----------

Cash and cash equivalents, end of period                      $      371        $         6
                                                              ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                             $      173        $       118



Acquisition of property and equipment with
     capital leases                                           $        0        $        86


See Accompanying Notes

                                  SURREY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.       ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Surrey, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

2.       LOSS PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share data):


                                                                 Three Months Ended
                                                                       March 31
                                                              -----------------------------
                                                                 2001                2000
                                                              ----------        -----------

Numerator:
   Net loss                                                   $     (586)       $      (341)
                                                              ==========        ===========

Denominator:
   Denominator for basic and diluted loss per share -
         weighted - average shares                                 2,473              2,473
                                                              ==========        ===========

Basic and diluted loss per share                              $    (0.24)       $     (0.14)
                                                              ==========        ===========

Options to purchase 415,000 shares of common stock at $1.53 to $1.68; options to purchase 317,500 shares of common stock at $4.00 to $4.40 per share; warrants to purchase 675,000 shares of common stock at $4.80 per share; and a warrant to purchase 62,500 Units (consisting of two shares of common stock and one redeemable common stock purchase warrant) at $9.75 per Unit were outstanding during 2001 and 2000 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares; therefor, the effect would be antidilutive.

3.       LONG-TERM DEBT

As of March 31, 2001, the Company was not in compliance with certain financial covenants specified in their term loan and line of credit agreements. The Company and the lender have negotiated a forbearance pending the outcome of an agreement for the sale of substantially all of the Company's assets.

4.       SALE OF ASSETS

The Company has entered into an Agreement for the Purchase and Sale of Assets dated as of April 2, 2001 contract with Jean Charles Incorporated providing for the sale of substantially all of the Company's assets to Jean Charles Incorporated. The sale is subject to the approval of the Company's shareholders.


Item 2.  Management's Discussion And Analysis or Plan of Operations

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

Results of Operations
---------------------

         Net Sales. Net sales for the Company reflect total sales less cash discounts and estimated returns. Net sales increased to $3,603,000 for the three months ended March 31, 2001 from $3,350,000 for the three months ended March 31, 2000, an increase of 7.6%. This increase was primarily due to the new sales generated by the Company's bulk soap line.

         Gross Profit. Gross profit increased for the three months ended March 31, 2001 to $805,000 from $633,000 for the comparable three month period in 2000. Gross profit margin for the three month period increased from 18.9% in 2000 to 22.3% in 2001. Gross profit and gross profit margin in the period increased primarily because the rate of increase in net sales was greater than the rate of increase in cost of sales. The rate of increase in cost of sales was slowed through the use of lower cost full-time seasonal employees instead of higher cost temporary agency workers.

         Operating Expenses. Operating expenses increased for the three months ended March 31, 2001 by 23.3% over the three months ended March 31, 2000, and increased as a percentage of net sales; $1,218,000 (or 33.9% of net sales) in 2001, as compared to $988,000 (or 29.5% of net sales) in 2000.

         New full-time hires, including the addition of several salespersons, and increased salaries during 2001 have increased general and administrative expenses during 2001. Also, additional legal and professional fees were incurred in the 2001 quarter related to the proposed sale of the company. Costs of the Company's health plan have also increased with the move from temporary agency workers to full-time seasonal employees. The Company currently expects that all such operating expenses will remain somewhat constant in 2001 and, based on the expected increase in sales, will therefore decrease as a percentage of sales later in 2001.

         Sales and marketing expenses decreased for the three months, ended March 31, 2001 over the comparable period in 2000, and as a percentage of net sales. Such expenses for the quarter decreased from $215,000 (or 6.4% of net sales) in 2000 to $195,000 (or 5.4% of net sales) in 2001. The slight decrease for the quarter was primarily due to lower promotional and advertising expenses.

         General and administrative expenses significantly increased for the three months ended March 31, 2001 as compared to the same period in 2000, and also increased as a percentage of net sales, from $773,000 (or 23.1% of net sales) in 2000 to $1,023,000 (or 28.4% of net sales) in 2001. This significant increase was primarily due to increased salaries for additional full-time staff and costs associated with the planned sale of the company's operations.

         Interest Expense. Interest expense as a percentage of sales increased as a result of higher bank borrowings and rate increases. Interest expense was $173,000 in the three months ended March 31, 2001, as compared to $118,000 in the three months ended March 31, 2000. The increase was primarily due to the Company's increased borrowings in 2001.

Liquidity and Capital Resources
-------------------------------

         Commencing in the latter part of 2000, the Company was in violation of the loan covenants for its borrowing from The Chase Manhattan Bank. In January and March 2001, The Chase Manhattan Bank (the "Lender") accelerated the Company's bank debt, rendering the Company unable to pay its obligations as they came due. The Company does not have the liquidity to meet its current obligations, although the Company believes that its capital resources are sufficient to satisfy its obligations. Due in large part to this lack of liquidity, the Company has entered into a contract with Jean Charles Incorporated for the sale of substantially all of the Company's assets to Jean Charles Incorporated. The Agreement for the Purchase and Sale of Assets dated as of April 2, 2001 between Surrey, Inc. and Jean Charles Incorporated was filed as
Exhibit 10.24 to the Company's current report on form 8-K dated April 5, 2001. The Agreement for the Purchase and Sale of Assets is subject to the approval of the Company's shareholders and is described in "Item 1. Description of Business
- Contract for Sale of Substantially All Assets of Surrey, Inc." of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         As a part of the sale agreement, The Chase Manhattan Bank agreed to forbear taking any action against the Company in connection with the Company's bank debt until October 2, 2001, subject to the receipt of certain payments from the Company, which payments were guaranteed by Jean Charles Incorporated. The Letter Agreement dated April 5, 2001 among Surrey, Inc., Jean Charles Incorporated and The Chase Manhattan Bank was filed as Exhibit 10.26 to the Company's current report on form 8-K dated April 5, 2001 and the Guaranty Agreement dated April 5, 2001 between Jean Charles Incorporated and The Chase Manhattan Bank was filed as Exhibit 10.25 to the Company's current report on form 8-K dated April 5, 2001.

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

         The Company also has two three year capital lease lines of credit, originally with Winthrop Resources, Inc., in the aggregate amount of approximately $777,000. The Company has fully utilized these lines of credit. Payments under these two lines of credit total approximately $300,000 per year or approximately $25,000 per month. These leases have been assigned by the Company to Jean Charles Incorporated pursuant to an Assignment and Assumption Agreement.

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

         During second quarter 2000, the Company added an additional seven-year $125,000 operating lease line of credit to provide financing for its new candle production line. Payments under this line of credit are expected to be approximately $36,000 per year or $3,000 per month.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is, from time to time, involved in routine litigation that is incidental to the business of the Company. Other than such litigation, neither the Company nor its property is a party to or the subject of any pending legal proceeding. No current proceeding is expected to result in any material loss to the Company.

Item 2.  Changes in Securities and Use of Proceeds

         The Company's Loan Agreement with the Chase Manhattan Bank also restricts the Company from making any dividends or distributions on its capital stock unless net income equals or exceeds $2,000,000, repurchasing or redeeming any capital stock (other than pursuant to the terms of the Company's Warrants, provided no default would occur under the bank loans), paying any bonus or other non-salary compensation, replacing its President or Chief Financial Officer, or entering into certain related party transactions without prior written consent of the Chase Manhattan Bank.

Item 3.  Defaults upon Senior Securities

         In January and March 2001, the Chase Manhattan Bank accelerated the Company's bank debt, in the amount of approximately $6,000,000, including principal, interest and late fees, rendering the Company unable to pay its obligations as they came due. The Company does not have the liquidity to meet its current obligations, although the Company believes that its capital resources are sufficient to satisfy its obligations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter has been submitted to a vote of security holders of the Company during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

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

         (b)     Reports on Form 8-K.

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

                                          SURREY, INC.
                                          (Registrant)

Date: June 25, 2001                       By: /s/ Martin van der Hagen
                                          ---------------------------------
                                          Martin van der Hagen, President

Date: June 25, 2001                       By: /s/ Mark van der Hagen
                                          ---------------------------------
                                          Mark van der Hagen,
                                          Chief Financial Officer